Form 10-Q
period 1996-06-30
AMERICAN INCOME PARTNERS V C LTD PARTNERSHIP
filed 1996-08-14
CIK 847559

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996
                              ------------------------------------------------

                                     OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -----------------------

                              -----------------------

For Quarter Ended June 30, 1996                    Commission File No. 0-19134


               American Income Partners V-C Limited Partnership
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                           04-3077437
- ----------------------------------------               -----------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                         Identification No.)

98 North Washington Street, Boston, MA                  02114
- ----------------------------------------               -----------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (617) 854-5800
                                                  ----------------------------

- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                             -------  -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes      No
                                                      ------  ------

               AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX

                                                                        Page
                                                                       ------

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

     Statement of Financial Position
        at June 30, 1996 and December 31, 1995                              3

     Statement of Operations
        for the three and six months ended June 30, 1996 and 1995           4

     Statement of Cash Flows
        for the six months ended June 30, 1996 and 1995                     5

     Notes to the Financial Statements                                    6-8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           9-12

PART II.  OTHER INFORMATION:

  Items 1 - 6                                                              13


               AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)

                                           June 30,    December 31,
                                             1996          1995
                                          -----------  ------------
ASSETS
- ------

Cash and cash equivalents                  $1,476,367    $1,173,376

Rents receivable, net of allowance for
 doubtful accounts of $15,000                  68,052       178,631

Accounts receivable - affiliate               203,005       118,331

Equipment at cost, net of accumulated
 depreciation of $18,032,481 and
 $17,709,239 at June 30, 1996 and
 December 31, 1995, respectively            3,831,658     4,508,469
                                           ----------    ----------

          Total assets                     $5,579,082    $5,978,807
                                           ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Notes payable                              $  600,854    $  786,755
Accrued interest                                4,399         5,944
Accrued liabilities                            32,078        20,000
Accrued liabilities - affiliate                10,728         6,765
Deferred rental income                         32,809        24,997
Cash distributions payable to partners        367,280       489,707
                                           ----------    ----------

          Total liabilities                 1,048,148     1,334,168
                                           ----------    ----------

Partners' capital (deficit):
 General Partner                             (804,962)     (799,277)
 Limited Partnership Interests
 (930,443 Units; initial purchase
  price of $25 each)                        5,335,896     5,443,916
                                           ----------    ----------
          Total partners' capital           4,530,934     4,644,639
                                           ----------    ----------

          Total liabilities and
           partners' capital               $5,579,082    $5,978,807
                                           ==========    ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
           for the three and six months ended June 30, 1996 and 1995

                                  (Unaudited)

                                         Three Months              Six Months
                                        Ended June 30,           Ended June 30,
                                       1996        1995        1996         1995
                                     ---------  ----------  -----------  -----------

Income:

  Lease revenue                       $676,342  $  941,027   $1,400,365   $1,886,106

  Interest income                       24,238      14,354       38,986       26,205

  Gain on sale of equipment             10,642     294,587       89,244      582,011
                                      --------  ----------   ----------   ----------

     Total income                      711,222   1,249,968    1,528,595    2,494,322
                                      --------  ----------   ----------   ----------

Expenses:
  Depreciation and amortization        344,561     544,235      704,225    1,201,364

  Interest expense                      17,118      41,953       30,436       96,774

  Equipment management fees
   - affiliate                          30,486      38,791       71,079       76,698

  Operating expenses - affiliate        20,287      23,852      102,000       62,792
                                      --------  ----------   ----------   ----------

     Total expenses                    412,452     648,831      907,740    1,437,628
                                      --------  ----------   ----------   ----------

Net income                            $298,770  $  601,137   $  620,855   $1,056,694
                                      ========  ==========   ==========   ==========

Net income
 per limited partnership unit         $   0.31  $     0.61   $     0.63   $     1.08
                                      ========  ==========   ==========   ==========

Cash distributions declared
 per limited partnership unit         $   0.37  $     0.50   $     0.75   $     1.00
                                      ========  ==========   ==========   ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995

                                  (Unaudited)

                                              1996          1995
                                          ------------  ------------

Cash flows from (used in) operating
 activities:
Net income                                $   620,855   $ 1,056,694

Adjustments to reconcile net income to
  net cash from operating activities:
    Depreciation and amortization             704,225     1,201,364
    Gain on sale of equipment                 (89,244)     (582,011)

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable                          110,579        78,475
    accounts receivable - affiliate           (84,674)       77,251
  Increase (decrease) in:
    accrued interest                           (1,545)       (7,572)
    accrued liabilities                        12,078          (500)
    accrued liabilities - affiliate             3,963       (58,268)
    deferred rental income                      7,812        (1,669)
                                          -----------   -----------

      Net cash from operating activities    1,284,049     1,763,764
                                          -----------   -----------
Cash flows from (used in) investing
  activities:
  Purchase of equipment                       (65,700)           --
                                          -----------   -----------
  Proceeds from equipment sales               127,530       721,059
                                          -----------   -----------

      Net cash from investing activities       61,830       721,059
                                          -----------   -----------

Cash flows used in financing activities:
  Principal payments - notes payable         (185,901)   (1,075,199)
  Distributions paid                         (856,987)   (1,101,840)
                                          -----------   -----------

  Net cash used in financing activities    (1,042,888)   (2,177,039)
                                          -----------   -----------

Net increase in cash and cash
  equivalents                                 302,991       307,784

Cash and cash equivalents at beginning
  of period                                 1,173,376       648,744
                                          -----------   -----------

Cash and cash equivalents at end of
  period                                  $ 1,476,367   $   956,528
                                          ===========   ===========

Supplemental disclosure of cash flow
  information:
  Cash paid during the period for
    interest                              $    31,981   $   104,346
                                          ===========   ===========

                  The accompanying notes are an integral part
                        of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                 June 30, 1996

                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
- ------------------------------
   The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1995 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1995 Annual Report.

   In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and results of operations for the three and six month periods ended June 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

   At June 30, 1996, the Partnership had $1,465,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

   Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $3,533,837 are due as follows:

   For the year ending June 30, 1997     $2,184,668
                                1998        976,774
                                1999        317,011
                                2000         31,648
                                2001         23,736
                                         ----------

                               Total     $3,533,837
                                         ==========


               AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                  (Continued)



NOTE 4 - EQUIPMENT
- ------------------

   The following is a summary of equipment owned by the Partnership at June 30, 1996. In the opinion of the American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                         Lease Term        Equipment
Equipment Type                            (Months)          at Cost
- --------------------------           -----------------  -------------
Aircraft                                      1-36       $  9,912,284
Vessels                                         57          2,782,137
Construction & mining                         6-84          2,550,457
Communications                               12-84          1,790,243
Computers and peripherals                    12-60          1,727,818
Retail store fixtures                        12-72          1,347,040
Materials handling                            1-60            948,640
Furniture and fixtures                          84            382,117
Motor vehicles                                  36            238,583
Locomotives                                  46-78            184,820
                                                         ------------

                              Total equipment cost         21,864,139

                          Accumulated depreciation        (18,032,481)
                                                         ------------

        Equipment, net of accumulated depreciation       $  3,831,658
                                                         ============


   At June 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $14,535,873, representing approximately 66% of total equipment cost.

   The summary above includes equipment held for re-lease or sale with a cost and net book value of approximately $1,653,000 and $427,000, respectively, at June 30, 1996. The equipment includes the Partnership's proportionate interest in a Boeing 727-251 Advanced aircraft (the "Aircraft"), formerly leased to Northwest Airlines, Inc., having a cost and net book value of $583,038 and $56,943, respectively, at June 30, 1996. This aircraft was returned upon expiration of its lease term on November 30, 1995 and is currently undergoing heavy maintenance expected to cost the Partnership approximately $36,000, all of which was accrued during the three months ended March 31, 1996. The Partnership entered into a new 28-month lease agreement with Transmeridian Airlines to re-lease the Aircraft at a base rent to the Partnership of $4,290 per month, effective upon completion of the heavy maintenance. In addition, at June 30, 1996 the Partnership's portfolio included a proportionate interest in two Boeing 727-251 Advanced aircraft which were sold in July 1996 (see Note 7).


NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

   All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                  (Continued)


                                     1996      1995
                                   --------  --------

Equipment management fees          $ 71,079  $ 76,698
Administrative charges               10,500    10,500
Reimbursable operating expenses
 due to third parties                91,500    52,292
                                   --------  --------

      Total                        $173,079  $139,490
                                   ========  ========

   All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1996, the Partnership was owed $203,005 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1996.


NOTE 6 - NOTES PAYABLE
- ----------------------

   Notes payable at June 30, 1996 consisted of installment notes of $600,854 payable to banks and institutional lenders. All of the installment notes are non-recourse, two notes with interest rates of 9.5% and one note which bears a fluctuating interest rate based on the London Inter-Bank Offered Rate ("LIBOR") plus 1.5%. At June 30, 1996, the applicable LIBOR rate was approximately 7%. The installment notes are collateralized by the equipment and assignment of the related lease payments and will be fully amortized by noncancellable rents. The carrying amount of notes payable approximates fair value at June 30, 1996.

   The annual maturities of the installment notes payable are as follows:

   For the year ending June 30, 1997     $381,640
                                1998      219,214
                                         --------

                               Total     $600,854
                                        =========


NOTE 7 - SUBSEQUENT EVENT
- -------------------------

   During July 1996, the Partnership sold its interest in two Boeing 727-251 Advanced aircraft to the lessee, Northwest Airlines, Inc. The Partnership received lease termination rents of $872,305 and sale proceeds of $2,019,055. At June 30, 1996, the net carrying value of these aircraft to the Partnership was $1,238,414.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

Three and six months ended June 30, 1996 compared to the three and six months
- -----------------------------------------------------------------------------
ended June 30, 1995:
- --------------------

Overview
- --------

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


Results of Operations
- ---------------------

   For the three and six months ended June 30, 1996, the Partnership recognized lease revenue of $676,342 and $1,400,365, respectively, compared to $941,027 and $1,886,106 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

   For the three months ended June 30, 1996, the Partnership sold equipment having a net book value of $14,658 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $10,642 compared to a net gain of $294,587 on equipment having a net book value of $48,243 for the same period in 1995.

   For the six months ended June 30, 1996, the Partnership sold equipment having a net book value of $38,286 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $89,244 compared to a net gain of $582,011 on equipment having a net book value of $139,048 for the same period in 1995.

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

   Depreciation and amortization expense for the three and six months ended June 30, 1996 was $344,561 and $704,225, respectively, compared to $544,235 and
$1,201,364 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

   Interest expense was $17,118 and $30,436, or 2.5% and 2.2% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to $41,953 and $96,774, or 4.5% and 5.1% of lease revenue for the same periods in 1995. Interest expense in future periods will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

   Management fees were 4.5% and 5.1% of lease revenue for the three and six month periods ended June 30, 1996, respectively, compared to 4.1% of lease revenue for each of the same periods in 1995. Management fees during the six months ended June 30, 1996 include $7,731, resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

   Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 3% and 7.3% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to 2.5% and 3.3% of lease revenue for the same periods in 1995. The overall increase in operating expenses from 1995 to 1996 was due primarily to heavy maintenance costs incurred or accrued in connection with certain of the Partnership's Boeing 727 aircraft. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

   The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,284,049 and $1,763,764 for the six months ended June 30, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a gradual decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership experiences a higher frequency of remarketing events.

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

   Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1996, the Partnership expended $65,700 to replace certain aircraft engines to facilitate the re-lease of this aircraft to Transmeridian Airlines. There were no equipment acquisitions during the same period in 1995. During the six months ended June 30, 1996, the Partnership realized $127,530 in equipment sale proceeds compared to $721,059 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

   On November 30, 1995, upon the expiration of its lease term, Northwest Airlines, Inc., returned a Boeing 727-251 Advanced aircraft (the "Aircraft") in which the Partnership has a 6% ownership interest with a cost and net book value to the Partnership of $583,038 and $56,943, respectively, at June 30, 1996. The Aircraft is currently undergoing heavy maintenance expected to cost the Partnership approximately $36,000, all of which was accrued during the three months ended March 31, 1996. The Partnership entered into a new 28-month lease agreement with Transmeridian Airlines to re-lease the Aircraft at a base rent to the Partnership of $4,290 per month, effective upon completion of the heavy maintenance.

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

   Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $734,560. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership,

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


the Recognized Owners were allocated 95% of these distributions, or $697,832, and the General Partner was allocated 5%, or $36,728. The second quarter 1996 cash distribution was paid on July 15, 1996.

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

   The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. In July 1996, the Partnership will collect cash of $2,891,360, consisting of lease termination rents equal to $872,305 and sale proceeds equal to $2,019,055, from the sale of its interests in two Boeing 727-Advanced jet aircraft to the lessee, Northwest Airlines, Inc. The amount of cash available for distribution to the Partners in future periods will be affected by this and other remarketing activities, which, depending upon timing, the amounts realized and other considerations, such as market conditions and any cash reserves retained by the Partnership, may cause the level of future quarterly cash distributions to fluctuate. Further, equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Notwithstanding such circumstances, the General Partner anticipates that cash proceeds resulting from the Partnership's rental and remarketing activities will satisfy the Partnership's future expense obligations.

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



                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP


              By:    AFG Leasing IV Incorporated, a Massachusetts
                     corporation and the General Partner of the
                     Registrant.


              By:    /s/ Michael J. Butterfield
                     ---------------------------------------------------------
                     Michael J. Butterfield
                     Treasurer of AFG Leasing IV Incorporated
                     (Duly Authorized Officer and
                     Principal Accounting Officer)


              Date:  August 14, 1996
                     ---------------------------------------------------------



              By:    /s/ Gary M. Romano
                     ---------------------------------------------------------
                     Gary M. Romano
                     Clerk of AFG Leasing IV Incorporated
                     (Duly Authorized Officer and
                     Principal Financial Officer)


              Date:  August 14, 1996
                     ---------------------------------------------------------