Form 10-Q
period 1996-09-30
AMERICAN INCOME PARTNERS V C LTD PARTNERSHIP
filed 1996-11-13
CIK 847559

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996
                               -------------------------------------------------

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                               ----------------------


For Quarter Ended September 30, 1996                 Commission File No. 0-19134


                American Income Partners V-C Limited Partnership
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                             04-3077437
----------------------------------------              --------------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                           Identification No.)

98 North Washington Street, Boston, MA                    02114
----------------------------------------              --------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        (617) 854-5800
                                                   -----------------------------

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                                -----      -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes       No
                                                       -----    -----

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX

                                                                                          Page
                                                                                        --------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

     Statement of Financial Position
       at September 30, 1996 and December 31, 1995                                           3

     Statement of Operations
       for the three and nine months ended September 30, 1996 and 1995                       4

     Statement of Cash Flows
       for the nine months ended September 30, 1996 and 1995                                 5

     Notes to the Financial Statements                                                     6-8

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                                  9-12

PART II.  OTHER INFORMATION:

  Items 1 - 6                                                                               13


                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                    September 30, 1996 and December 31, 1995

                                  (Unaudited)

                                                  September 30,  December 31,
                                                      1996           1995
                                                  -------------  ------------
ASSETS
------

Cash and cash equivalents                           $4,392,023    $1,173,376

Rents receivable, net of allowance for
 doubtful accounts of $15,000                           62,016       178,631

Accounts receivable - affiliate                        183,546       118,331
Other receivable                                       944,213            --

Equipment at cost, net of accumulated
 depreciation of $8,163,449 and
 $17,709,239 at September 30, 1996
 and December 31, 1995, respectively                 1,121,060     4,508,469
                                                    ----------    ----------

        Total assets                                $6,702,858    $5,978,807
                                                    ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Notes payable                                       $  509,774    $  786,755
Accrued interest                                         3,223         5,944
Accrued liabilities                                     28,872        20,000
Accrued liabilities - affiliate                          8,722         6,765
Deferred rental income                                  36,169        24,997
Cash distributions payable to partners               4,025,390       489,707
                                                    ----------    ----------
        Total liabilities                            4,612,150     1,334,168
                                                    ----------    ----------
Partners' capital (deficit):
   General Partner                                    (926,974)     (799,277)
   Limited Partnership Interests
   (930,443 Units; initial purchase
   price of $25 each)                                3,017,682     5,443,916
                                                    ----------    ----------
       Total partners' capital                       2,090,708     4,644,639
                                                    ----------    ----------
       Total liabilities and partners' capital      $6,702,858    $5,978,807
                                                    ==========    ==========


                  The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
        for the three and nine months ended September 30, 1996 and 1995

                                  (Unaudited)



                                               Three Months            Nine Months
                                             Ended September 30,    Ended September 30,
                                              1996       1995        1996         1995
                                           ---------    -------    ----------   ----------
Income:
        Lease revenue                      $1,366,710   $843,643   $2,767,075   $2,729,749

        Interest income                        47,046     16,229       86,032       42,434

        Gain on sale of equipment             505,872      5,775      595,116      587,786
                                           ----------   --------   ----------   ----------

          Total income                      1,919,628    865,647    3,448,223    3,359,969
                                           ----------   --------   ----------   ----------

Expenses:

        Depreciation and amortization         232,101    461,039      936,326    1,662,403

        Interest expense                       12,313     31,685       42,749      128,459

        Equipment management fees
          - affiliate                          64,998     37,704      136,077      114,402

        Operating expenses - affiliate         25,052     29,787      127,052       92,579
                                           ----------   --------   ----------   ----------

          Total expenses                      334,464    560,215    1,242,204    1,997,843
                                           ----------   --------   ----------   ----------

Net income                                 $1,585,164   $305,432   $2,206,019   $1,362,126
                                           ==========   ========   ==========   ==========

Net income
   per limited partnership unit            $     1.62   $   0.31   $     2.25   $     1.39
                                           ==========   ========   ==========   ==========
Cash distributions declared
   per limited partnership unit            $     4.11   $   0.50   $     4.86   $     1.50
                                           ==========   ========   ==========   ==========


                  The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995

                                  (Unaudited)

                                                                1996          1995
                                                            -----------     -----------
Cash flows from (used in) operating activities:
Net income                                                  $ 2,206,019     $ 1,362,126
Adjustments to reconcile net income to
   net cash from operating activities:
       Depreciation and amortization                            936,326       1,662,403
       Gain on sale of equipment                               (595,116)       (587,786)

Changes in assets and liabilities
   Decrease (increase) in:
       rents receivable                                         116,615         175,744
       accounts receivable - affiliate                          (65,215)        385,962
   Increase (decrease) in:
       accrued interest                                          (2,721)        (23,831)
       accrued liabilities                                        8,872          (1,750)
       accrued liabilities - affiliate                            1,957         (62,504)
       deferred rental income                                    11,172         (17,279)
                                                            -----------     -----------
          Net cash from operating activities                  2,617,909       2,893,085
                                                            -----------     -----------
Cash flows from (used in) investing activities:
       Purchase of equipment                                    (65,700)             --
       Proceeds from equipment sales                          2,167,686         726,834
                                                            -----------     -----------

          Net cash from investing activities                  2,101,986         726,834
                                                            -----------     -----------
Cash flows used in  financing activities:
   Principal payments - notes payable                          (276,981)     (1,506,000)
   Distributions paid                                        (1,224,267)     (1,591,547)
                                                            -----------     -----------
          Net cash used in financing activities              (1,501,248)     (3,097,547)
                                                            -----------     -----------
Net increase in cash and cash equivalents                     3,218,647         522,372
Cash and cash equivalents at beginning of period              1,173,376         648,744
                                                            -----------     -----------
Cash and cash equivalents at end of period                  $ 4,392,023     $ 1,171,116
                                                            ===========     ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                 $    45,470     $   152,290
                                                            ===========     ===========



Supplemental disclosure of non-cash investing activity:
   The Partnership entered into a sale transaction to dispose of its interest in a vessel. This transaction was closed on September 30, 1996. The Partnership received net sale proceeds of $944,213, a portion of which was used to repay the outstanding principal balance of notes payable of $102,818. The remainder, $841,395, was deposited into an escrow account and transferred to the Partnership on October 3, 1996. See Note 4 for additional discussion on this transaction.

                  The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                       Notes to the Financial Statements
                               September 30, 1996

                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1996 and December 31, 1995 and results of operations for the three and nine month periods ended September 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
-------------

  At September 30, 1996, the Partnership had $4,290,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
----------------------------

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,220,894 are due as follows:


  For the year ending September 30, 1997  $  784,658
                                    1998     338,141
                                    1999      50,623
                                    2000      31,648
                                    2001      15,824
                                          ----------

                                   Total  $1,220,894
                                          ==========

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                  (Continued)


NOTE 4 - EQUIPMENT
------------------

          The following is a summary of equipment owned by the Partnership at September 30, 1996. In the opinion of the American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                         Lease Term       Equipment
Equipment Type                            (Months)         at Cost
-----------------------------------  ------------------  ------------
Construction & mining                             6-84   $ 2,550,457
Aircraft                                          1-36     2,132,292
Communications                                   12-84     1,790,243
Retail store fixtures                            12-72     1,144,958
Materials handling                                1-60       855,494
Furniture and fixtures                              84       382,117
Motor vehicles                                      36       238,583
Locomotives                                      48-78       184,820
Computers and peripherals                        12-60         5,545
                                                         -----------

                                  Total equipment cost     9,284,509

                              Accumulated depreciation    (8,163,449)
                                                         -----------

            Equipment, net of accumulated depreciation   $ 1,121,060
                                                         ===========


          On September 30, 1996, the Partnership sold a 36% ownership interest, representing its entire ownership interest, in a cargo vessel leased by KGJS/Gearbulk Holding Limited (the "Vessel"), having an original cost to the Partnership of $2,782,137 and a net book value at September 30, 1996 of $1,230,287. The Partnership received net sale proceeds of $944,213, a portion of which was used to repay the outstanding principal balance of notes payable associated with the Vessel of $102,818. The remainder, $841,395, was deposited into an escrow account and transferred to the Partnership on October 3, 1996. At September 30, 1996, the net sale proceeds related to this transaction were reported as Other Receivable on the Statement of Financial Position. The Partnership sold its interest in the Vessel prior to the expiration of the related lease term. This sale was effected in connection with a joint remarketing effort involving 15 individual equipment leasing programs sponsored by AFG, consisting of the Partnership and 14 affiliates. In October 1996, the Partnership filed Form 8-K with the Securities and Exchange Commission which provided a description of the remarketing process and the terms of the sale.

  At September 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $2,317,164, representing approximately 25% of total equipment cost.

  The summary above includes equipment held for re-lease or sale with a cost and net book value of approximately $1,719,000 and $457,000, respectively, at September 30, 1996. The equipment includes the Partnership's proportionate interest in a Boeing 727-251 Advanced aircraft (the "Aircraft"), formerly leased to Northwest Airlines, Inc., having a cost and net book value of approximately $649,000 and $111,000, respectively, at September 30, 1996. This aircraft was returned upon expiration of its lease term on November 30, 1995 and is currently undergoing heavy maintenance expected to cost the Partnership approximately $38,000, all of which was accrued or incurred during the nine months ended September 30, 1996. The Partnership entered into a new

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                  (Continued)


28-month lease agreement with Transmeridian Airlines to re-lease the Aircraft at a base rent to the Partnership of $4,290 per month, effective upon completion of the heavy maintenance.


NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:
                                                     =


                                       1996      1995
                                     --------  --------

  Equipment management fees          $136,077  $114,402
  Administrative charges               15,750    15,750
  Reimbursable operating expenses
     due to third parties             111,302    76,829
                                     --------  --------

                     Total           $263,129  $206,981
                                     ========  ========


  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1996, the Partnership was owed $183,546 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1996.


NOTE 6 - NOTES PAYABLE
----------------------

  Notes payable at September 30, 1996 consisted of installment notes of $509,774 payable to banks and institutional lenders. All of the installment notes are non-recourse, two notes with interest rates of 9.5% and one note which bears a fluctuating interest rate based on the London Inter-Bank Offered Rate ("LIBOR") plus 1.5%. At September 30, 1996, the applicable LIBOR rate was approximately 7%. The installment notes are collateralized by the equipment and assignment of the related lease payments and will be fully amortized by noncancellable rents. The carrying amount of notes payable approximates fair value at September 30, 1996.

  The annual maturities of the installment notes payable are as follows:

  For the year ending September 30, 1997  $424,488
                                    1998    85,286
                                          --------

                                   Total  $509,774
                                          ========

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

Three and nine months ended September 30, 1996 compared to the three and nine
-----------------------------------------------------------------------------
months ended September 30, 1995:
--------------------------------

Overview
--------

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


Results of Operations
---------------------

  For the three and nine months ended September 30, 1996, the Partnership recognized lease revenue of $1,366,710 and $2,767,075, respectively, compared to $843,643 and $2,729,749 for the same periods in 1995. Lease revenue increased during the three and nine months ended September 30, 1996 due to the receipt of $872,305 of lease termination rents received in connection with the sale of the Partnership's interest in two Boeing 727-Advanced aircraft in July 1996 (see discussion below). In future periods, the level of lease revenue will decline due to the expiration of the Partnership's primary lease term agreements and equipment sales. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

  For the three and nine months ended September 30, 1996, the Partnership sold equipment having a net book value of $2,478,497 and $2,516,783, respectively, to existing lessees and third parties. These sales resulted in net gains for financial statement purposes of $505,872 and $595,116, respectively. These equipment sales included the sale of the Partnership's interest in two Boeing 727-Advanced jet aircraft with an original cost and net book value of $7,779,992 and $1,238,414, respectively, which the Partnership sold to the existing lessee in July 1996. In connection with these sales, the Partnership realized sale proceeds of $2,019,055, which resulted in a net gain, for financial statement purposes, of $780,641. This equipment was sold prior to the expiration of the related lease term. The Partnership also realized lease termination rents equal to $872,305 relating to these aircraft. In addition, equipment sales in 1996 included the Partnership's interest in a vessel with an original cost

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


and net book value of $2,782,137 and $1,230,287, respectively, which the Partnership sold to a third party in September 1996. In connection with this sale, the Partnership realized net sale proceeds of $944,213, which resulted in a net loss, for financial statement purposes, of $286,074. This equipment was sold prior to the expiration of the related lease term. This sale was effected in connection with a joint remarketing effort involving 15 individual leasing programs sponsored by AFG, consisting of the Partnership and 14 affiliates. See
Note 4 for further discussion of this sale transaction.

  For the three months ended September 30, 1995, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $5,775. For the nine months ended September 30, 1995 the Partnership sold equipment having a net book value of $139,048. These sales resulted in a net gain, for financial statement purposes, of $587,786.

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

  Depreciation and amortization expense for the three and nine months ended September 30, 1996 was $232,101 and $936,326, respectively, compared to $461,039 and $1,662,403 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $12,313 and $42,749, or 1% and 1.5% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared $31,685 and $128,459, or 3.8% and 4.9% of lease revenue for the same periods in 1995. Interest expense in future periods will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were 4.8% and 4.9% of lease revenue for the three and nine month periods ended September 30, 1996, respectively, compared to 4.5% and 4.2 % of lease revenue for the same periods in 1995. Management fees during the nine months ended September 30, 1996 include $7,731, resulting from an

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 1.8% and 4.6% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to 3.5% and 3.4% of lease revenue for the same periods in 1995. The overall increase in operating expenses from 1995 to 1996 was due primarily to heavy maintenance costs incurred or accrued in connection with certain of the Partnership's Boeing 727 aircraft. During the three months ended September 30, 1996, the Partnership received $21,112 from the former lessee of these aircraft, representing a partial reimbursement of these costs. The Partnership entered into a new 28-month lease agreement with Transmeridian Airlines to re-lease one of the aircraft at a base rent to the Partnership of $4,290 per month, effective upon completion of the heavy maintenance. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $2,617,909 and $2,893,085 for the nine months ended September 30, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

  Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1996, the Partnership expended $65,700 to replace certain aircraft engines to facilitate the re-lease of an aircraft, in which the Partnership has an ownership interest, to Transmeridian Airlines (see discussion below). There were no equipment acquisitions during the same period in 1995. During the nine months ended September 30, 1996, the Partnership realized $2,167,686 in equipment sale proceeds compared to $726,834 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


  On November 30, 1995, upon the expiration of its lease term, Northwest Airlines, Inc., returned a Boeing 727-251 Advanced aircraft (the "Aircraft") in which the Partnership has a 6% ownership interest with a cost and net book value to the Partnership of approximately $649,000 and $111,000, respectively, at September 30, 1996. The Aircraft is currently undergoing heavy maintenance expected to cost the Partnership approximately $38,000, all of which was incurred or accrued during the nine months ended September 30, 1996.

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

  Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $4,759,950. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $4,521,952, and the General Partner was allocated 5%, or $273,998. The third quarter 1996 cash distribution was paid on October 15, 1996.

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

  The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time
and equipment sale proceeds will vary in amount and period of realization.   In
addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

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



                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP


                  By: AFG Leasing IV Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                  By:   /s/ Michael J. Butterfield
                        --------------------------------------------
                        Michael J. Butterfield
                        Treasurer of AFG Leasing IV Incorporated
                        (Duly Authorized Officer and
                        Principal Accounting Officer)


                  Date: November 13, 1996
                        --------------------------------------------



                  By:   /s/ Gary M. Romano
                        --------------------------------------------
                        Gary M. Romano
                        Clerk of AFG Leasing IV Incorporated
                        (Duly Authorized Officer and
                        Principal Financial Officer)


                  Date: November 13, 1996
                        --------------------------------------------