Form 10-Q
period 1997-03-31
AMERICAN INCOME PARTNERS V C LTD PARTNERSHIP
filed 1997-05-15
CIK 847559

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q



(Mark One)

[X X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997


                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from_________________ to ___________________________


For Quarter Ended March 31, 1997                   Commission File No. 0-19134


                     American Income Partners V-C Limited Partnership
                  (Exact name of registrant as specified in its charter)

        Massachusetts                                       04-3077437
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

98 North Washington Street, Boston, MA                        02114
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (617) 854-5800




____________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes _X_   No ___


             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No ___

              AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                               FORM 10-Q

                                 INDEX



                                                                    Page
                                                                   ------
PART I.  FINANCIAL INFORMATION:

Item 1. Financial Statements

Statement of Financial Position
  at March 31, 1997 and December 31, 1996                              3

Statement of Operations
  for the three months ended March 31, 1997 and 1996                   4

Statement of Cash Flows
  for the three months ended March 31, 1997 and 1996                   5

Notes to the Financial Statements                                    6-8


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       9-11


PART II.  OTHER INFORMATION:

Items 1 - 6                                                           12

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                       STATEMENT OF FINANCIAL POSITION
                     March 31, 1997 and December 31, 1996

                                (Unaudited)



                                                    March 31,      December 31,
                                                      1997            1996
                                                    ---------      ------------
ASSETS

Cash and cash equivalents                           $1,438,131      $1,584,360

Rents receivable, net of allowance for doubtful
  accounts of $15,000                                   11,834          37,611

Accounts receivable - affiliate                        103,242          76,774
Equipment at cost, net of accumulated depreciation
   of $7,840,688 and $7,893,295 at March 31, 1997
   and December 31, 1996, respectively                 718,532         943,331
                                                    ----------      ----------
     Total assets                                   $2,271,739      $2,642,076
                                                    ----------      ----------
                                                    ----------      ----------


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                       $       --      $  329,370
Accrued interest                                            --           2,609
Accrued liabilities                                     26,670          26,950
Accrued liabilities - affiliate                         18,724          14,814
Deferred rental income                                   9,750          33,634
Cash distributions payable to partners                 110,184         110,184
                                                    ----------      ----------

     Total liabilities                                 165,328         517,561
                                                    ----------      ----------

Partners' capital (deficit):

  General Partner                                     (926,189)       (925,284)

  Limited Partnership Interests
    (930,443 Units; initial purchase
    price of $25 each)                               3,032,600       3,049,799
                                                    ----------      ----------

    Total partners' capital                          2,106,411       2,124,515
                                                    ----------      ----------

    Total liabilities and partners' capital         $2,271,739      $2,642,076
                                                    ----------      ----------
                                                    ----------      ----------






                       The accompanying notes are an integral part
                          of these financial statements.

                    AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                STATEMENT OF OPERATIONS
                   for the three months ended March 31, 1997 and 1996

                                      (Unaudited)




                                                        1997          1996
                                                        ----          -----

Income:

  Lease revenue                                       $287,759       $724,023

  Interest income                                       19,878         14,748

  Gain on sale of equipment                             18,276         78,602
                                                      --------       --------
     Total income                                      325,913        817,373
                                                      --------       --------

Expenses:

  Depreciation                                         146,509        359,664

  Interest expense                                       4,587         13,318

  Equipment management fees - affiliate                 11,551         40,593

  Operating expenses - affiliate                        71,186         81,713
                                                      --------       --------
     Total expenses                                    233,833        495,288
                                                      --------       --------

Net income                                             $92,080       $322,085
                                                      --------       --------
                                                      --------       --------
Net income
  per limited partnership unit                           $0.09          $0.33
                                                      --------       --------
                                                      --------       --------
Cash distribution declared
  er limited partnership unit                            $0.11          $0.37
                                                      --------       --------
                                                      --------       --------






                       The accompanying notes are an integral part
                          of these financial statements.

                 AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
                for the three months ended March 31, 1997 and 1996

                                  (Unaudited)


                                                           1997        1996
                                                           ----        ----
Cash flows from (used in) operating activities:
Net income                                           $    92,080   $   322,085


Adjustments to reconcile net income to
  net cash from operating activities:

    Depreciation                                         146,509       359,664

    Gain on sale of equipment                            (18,276)      (78,602)

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable                                      25,777       (30,798)
    accounts receivable - affiliate                      (26,468)     (183,365)
  Increase (decrease) in:
    accrued interest                                      (2,609)         (874)
    accrued liabilities                                     (280)       35,750
    accrued liabilities - affiliate                        3,910        28,391
    deferred rental income                               (23,884)      114,681
                                                      ----------    ----------
       Net cash from operating activities                196,759       566,932
                                                      ----------    ----------
Cash flows from investing activities:
  Proceeds from equipment sales                           96,566       102,230
                                                      ----------    ----------
       Net cash from investing activities                 96,566       102,230
                                                      ----------    ----------
Cash flows used in financing activities:
  Principal payments - notes payable                    (329,370)      (78,149)
  Distributions paid                                    (110,184)     (489,707)
                                                      ----------    ----------
      Net cash used in financing activities             (439,554)     (567,856)
                                                      ----------    ----------
Net increase (decrease) in cash and cash
  equivalents                                           (146,229)      101,306

Cash and cash equivalents at beginning of period       1,584,360     1,173,376
                                                      ----------    ----------
Cash and cash equivalents at end of period            $1,438,131    $1,274,682
                                                      ----------    ----------
                                                      ----------    ----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest            $    7,196    $   14,192
                                                      ----------     ---------
                                                      ----------     ---------





                   The accompanying notes are an integral part
                          of these financial statements.

                  AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                         Notes to the Financial Statements
                                 March 31, 1997

                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

  The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1996 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1996 Annual Report.

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1997 and December 31, 1996 and results of operations for the three month periods ended March 31, 1997 and 1996 have been made and are reflected.


NOTE 2 - CASH

  At March 31, 1997, the Partnership had $1,325,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

  Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time.
 The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $ 982,918 are due as follows:


For the year ending March 31, 1998                  $730,312
                              1999                   189,310
                              2000                    31,648
                              2001                    31,648
                                                    --------
                              Total                 $982,918
                                                    --------
                                                    --------


NOTE 4 - EQUIPMENT

  The following is a summary of equipment owned by the Partnership at March 31, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), (formerly American Finance Group), the acquisition cost of the equipment did not exceed its fair market value.

               AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                      Notes to the Financial Statements

                                (Continued)



                                         Lease Term        Equipment
    Equipment Type                        (Months)          at Cost
----------------------------             ----------        ---------

Construction and mining                     6-84          $ 2,550,457
Aircraft                                    1-36            2,132,292
Communications                             12-84            1,737,032
Retail store fixtures                      12-72            1,144,958
Materials handling                          1-60              750,338
Motor vehicles                                36              238,583
Computers and peripherals                  12-60                5,560
                                                          -----------
                            Total equipment cost            8,559,220

                        Accumulated depreciation           (7,840,688)
                                                          -----------

      Equipment, net of accumulated depreciation          $   718,532
                                                          -----------
                                                          -----------

  At March 31, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $2,132,292, representing approximately 25% of total equipment cost.

  The summary above includes equipment held for re-lease or sale with a cost and net book value of approximately $845,000 and $83,000, respectively, at March 31, 1997. The equipment includes the Partnership's proportionate interest in a Boeing 727-251 Advanced aircraft (the "Aircraft"), formerly leased to Northwest Airlines, Inc., having a cost and net book value of approximately $649,000 and $83,000, respectively, at March 31, 1997. This aircraft was returned upon expiration of its lease term on November 30, 1995 and is currently undergoing heavy maintenance expected to cost the Partnership approximately $77,000, all of which was accrued or incurred at March 31, 1997. The Partnership has experienced delays in the completion of the Aircraft's heavy maintenance. The Partnership entered into a new 18-month lease agreement with Transmeridian Airlines, to re-lease the Aircraft at a base monthly rent to the Partnership of $4,800 for 8 months and $4,200 for 10 months, effective upon completion of heavy maintenance.


NOTE 5 - RELATED PARTY TRANSACTIONS

  All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                        1997            1996
                                       -----            ----
Equipment management fees             $11,551         $ 40,593
Administrative charges                  8,187            5,250
Reimbursable operating expenses
  due to third parties                 62,999           76,463
                                      -------         --------
           Total                      $82,737         $122,306
                                      -------         --------
                                      -------         --------

               AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                      Notes to the Financial Statements

                                (Continued)



  All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1997, the Partnership was owed $103,242 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1997.

               AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                 FORM 10-Q

                         PART I. FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996:

OVERVIEW

   The Partnership was organized in 1990 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. Accordingly, the General Partner is pursuing the remarketing of all of the Partnership's remaining equipment and expects to engage an investment advisor to provide assistance and evaluate alternative remarketing strategies. Currently, the General Partner anticipates that it will wind-up the operations of the Partnership and make a liquidating distribution to the Partners, net of any cash reserves which the General Partner may consider appropriate, within the next twelve months and possibly by December 31, 1997.

RESULTS OF OPERATIONS

   For the three months ended March 31, 1997, the Partnership recognized lease revenue of $287,759 compared to $724,023 for the same period in 1996. The decrease in lease revenue from 1996 to 1997 was expected and resulted principally from renewal lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

   The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

   For the three months ended March 31, 1997, the Partnership sold equipment having a net book value of $78,290 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $18,276 compared to a net gain of $78,602 on equipment having a net book value of $23,628 for the same period in 1996.

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

   The ultimate realization of residual value for any type of equipment is dependent upon many factors, including EFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

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

   Depreciation expense was $146,509 and $359,664 for the three months ended March 31, 1997 and 1996, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

   Interest expense was $4,587 or 1.6% of lease revenue for the three months ended March 31, 1997 compared to $13,318 or 1.8% of lease revenue for the same period in 1996. The Partnership's notes payable were fully amortized during the three months ended March 31, 1997.

   Management fees were approximately 4% of lease revenue for the three months ended March 31, 1997 compared to 5.6% for the same period in 1996. Management fees during the three months ended March 31, 1996 included $7,731, resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

   Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Significant operating expenses were incurred in 1996 and 1997 due to heavy maintenance and airframe overhaul costs incurred or accrued in connection with the Partnership's interests in two Boeing 727 aircraft. Certain of the costs incurred in the first quarter of 1996 were subsequently reimbursed by the former lessee of the related aircraft. In 1996, the Partnership entered into a new 36-month lease agreement with Sunworld International Airlines, Inc. to re-lease one of the aircraft at a base rent to the Partnership of $3,900 per month (see discussion below relating to the second aircraft). The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

   The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $196,759 and $566,932 for the three months ended March 31, 1997 and 1996, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

   Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1997, the Partnership realized $96,566 in equipment sale proceeds compared to $102,230 for the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

   On November 30, 1995, upon the expiration of its lease term, Northwest Airlines, Inc., returned a Boeing 727-251 Advanced aircraft (the "Aircraft") in which the Partnership has a 6% ownership interest. The aircraft had a cost and net book value to the Partnership of approximately $649,000 and $83,000, respectively, at March 31, 1997. The Aircraft is currently undergoing heavy maintenance expected to cost the Partnership approximately $77,000, all of which was incurred or accrued at March 31, 1997. The Partnership has experienced delays in the completion of the Aircraft's heavy maintenance. The Partnership entered into a new 18-month lease agreement with Transmeridian Airlines, to re-lease the Aircraft at a base monthly rent to the Partnership of $4,800 for 8 months and $4,200 for 10 months, effective upon completion of heavy maintenance.

   The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. The Partnership's notes payable were fully amortized during the three months ended March 31, 1997.

   Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1997, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $110,184. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $104,675, and the General Partner was allocated 5%, or $5,509. The first quarter 1997 cash distribution was paid on April 14, 1997.

   Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of EFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

   The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will
vary in amount and period of realization.   In addition, the Partnership may
be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of future quarterly cash distributions are anticipated.

               AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                 FORM 10-Q

                        PART II. FINANCIAL INFORMATION


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


                         AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP


                          By: AFG Leasing IV Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                          By:  /s/  Michael J. Butterfield
                               ---------------------------------------
                               Michael J. Butterfield
                               Treasurer of AFG Leasing IV Incorporated
                               (Duly Authorized Officer and
                               Principal Accounting Officer)


                        Date:  May 15, 1997
                               ---------------------------------------



                          By:  /s/  Gary Romano
                               ---------------------------------------
                               Gary M. Romano
                               Clerk of AFG Leasing IV Incorporated
                               (Duly Authorized Officer and
                               Principal Financial Officer)


                        Date:  May 15, 1997
                               ---------------------------------------