Form 10-Q
period 1997-06-30
AMERICAN INCOME PARTNERS V C LTD PARTNERSHIP
filed 1997-08-14
CIK 847559

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                             -----------------------

For Quarter Ended June 30, 1997                 Commission File No. 0-19134

                American Income Partners V-C Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                      04-3077437
-------------------------------------          ------------------
(State or other jurisdiction of                  (IRS Employer
 incorporation or  organization)               Identification No.)

88 Broad Street, Boston, MA                      02110
-------------------------------------          ------------------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800

98 North Washington Street, Boston, MA 02114
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |_|

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at June 30, 1997 and December 31, 1996                           3

         Statement of Operations
              for the three and six months ended June 30, 1997 and 1996        4

         Statement of Cash Flows
              for the six months ended June 30, 1997 and 1996                  5

         Notes to the Financial Statements                                   6-8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9-12

PART II.  OTHER INFORMATION:

     Items 1 - 6                                                              13

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1997 and December 31, 1996

                                   (Unaudited)

                                                         June 30,    December 31,
                                                           1997          1996
                                                        -----------   -----------
ASSETS

Cash and cash equivalents                               $ 1,509,940   $ 1,584,360

Rents receivable, net of allowance for
   doubtful accounts of $15,000                              52,503        37,611

Accounts receivable - affiliate                             149,609        76,774

Equipment at cost, net of accumulated depreciation
   of $7,316,636 and $7,893,295 at June 30, 1997
   and December 31, 1996, respectively                      587,663       943,331
                                                        -----------   -----------

      Total assets                                      $ 2,299,715   $ 2,642,076
                                                        ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                           $        --   $   329,370
Accrued interest                                                 --         2,609
Accrued liabilities                                          15,000        26,950
Accrued liabilities - affiliate                              14,086        14,814
Deferred rental income                                        9,750        33,634
Cash distributions payable to partners                      110,184       110,184
                                                        -----------   -----------

      Total liabilities                                     149,020       517,561
                                                        -----------   -----------

Partners' capital (deficit):
   General Partner                                         (923,975)     (925,284)
   Limited Partnership Interests
   (930,443 Units; initial purchase price of $25 each)    3,074,670     3,049,799
                                                        -----------   -----------

      Total partners' capital                             2,150,695     2,124,515
                                                        -----------   -----------

      Total liabilities and partners' capital           $ 2,299,715   $ 2,642,076
                                                        ===========   ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                         Three Months         Six Months
                                        Ended June 30,      Ended June 30,
                                      1997      1996      1997        1996
                                    --------  --------  --------  ----------
Income:

    Lease revenue                   $290,186  $676,342  $577,945  $1,400,365

    Interest income                   18,236    24,238    38,114      38,986

    Gain on sale of equipment         35,446    10,642    53,722      89,244
                                    --------  --------  --------  ----------

         Total income                343,868   711,222   669,781   1,528,595
                                    --------  --------  --------  ----------

Expenses:

    Depreciation                     130,315   344,561   276,824     704,225

    Interest expense                      --    17,118     4,587      30,436

    Equipment management fees
      - affiliate                     11,583    30,486    23,134      71,079

    Operating expenses - affiliate    47,502    20,287   118,688     102,000
                                    --------  --------  --------  ----------

         Total expenses              189,400   412,452   423,233     907,740
                                    --------  --------  --------  ----------

Net income                          $154,468  $298,770  $246,548  $  620,855
                                    ========  ========  ========  ==========

Net income
   per limited partnership unit     $   0.16  $   0.31  $   0.25  $     0.63
                                    ========  ========  ========  ==========

Cash distributions declared
   per limited partnership unit     $   0.11  $   0.37  $   0.22  $     0.75
                                    ========  ========  ========  ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                                          1997          1996
                                                      -----------   -----------

Cash flows from (used in) operating activities:
Net income                                            $   246,548   $   620,855

Adjustments to reconcile net income to
   net cash from operating activities:
       Depreciation                                       276,824       704,225
       Gain on sale of equipment                          (53,722)      (89,244)

Changes in assets and liabilities
   Decrease (increase) in:
       rents receivable                                   (14,892)      110,579
       accounts receivable - affiliate                    (72,835)      (84,674)
   Increase (decrease) in:
       accrued interest                                    (2,609)       (1,545)
       accrued liabilities                                (11,950)       12,078
       accrued liabilities - affiliate                       (728)        3,963
       deferred rental income                              (2,318)        7,812
                                                      -----------   -----------

          Net cash from operating activities              364,318     1,284,049
                                                      -----------   -----------

Cash flows from (used in) investing activities:
    Purchase of equipment                                      --       (65,700)
    Proceeds from equipment sales                         111,000       127,530
                                                      -----------   -----------

          Net cash from investing activities              111,000        61,830
                                                      -----------   -----------

Cash flows used in financing activities:
    Principal payments - notes payable                   (329,370)     (185,901)
    Distributions paid                                   (220,368)     (856,987)
                                                      -----------   -----------

          Net cash used in financing activities          (549,738)   (1,042,888)
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents      (74,420)      302,991

Cash and cash equivalents at beginning of period        1,584,360     1,173,376
                                                      -----------   -----------

Cash and cash equivalents at end of period            $ 1,509,940   $ 1,476,367
                                                      ===========   ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest         $     7,196   $    31,981
                                                      ===========   ===========

Supplmental disclosure of non-cash activities:
     The Partnership received $21,566 from a lessee prior to the first quarter of 1997, representing an equipment purchase option. These funds were classified as deferred rental income on the Statement Financial Position at December 31, 1996. During the six months ended June 30, 1997, the Partnership sold the equipment and such funds were recognized as sales proceeds.

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                                  June 30, 1997

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

      In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1997 and December 31, 1996 and results of operations for the three and six month periods ended June 30, 1997 and 1996 have been made and are reflected.

NOTE 2 - CASH

      At June 30, 1997, the Partnership had $1,405,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

      Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $791,975 are due as follows:

    For the year ending June 30, 1998               $  615,148
                                 1999                  120,843
                                 2000                   32,248
                                 2001                   23,736
                                                    ----------

                                Total               $  791,975
                                                    ==========

NOTE 4 - EQUIPMENT

      The following is a summary of equipment owned by the Partnership at June 30, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                  (Continued)

                                             Lease Term         Equipment
      Equipment Type                          (Months)           at Cost
---------------------------                  ----------         ---------

Construction & mining                            6-84         $ 2,399,164
Aircraft                                         1-36           2,132,292
Communications                                  12-84           1,278,342
Retail store fixtures                           12-72           1,144,958
Materials handling                               1-60             731,956
Motor vehicles                                     36             212,027
Computers and peripherals                       12-60               5,560
                                                              -----------

                                 Total equipment cost           7,904,299

                             Accumulated depreciation          (7,316,636)
                                                              -----------

           Equipment, net of accumulated depreciation         $   587,663
                                                              ===========

      At June 30, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $2,132,292, representing approximately 27% of total equipment cost.

      At June 30, 1997, the Partnership was not holding any equipment not subjected to a lease and no equipment was held for sale or re-lease.

NOTE 5 - RELATED PARTY TRANSACTIONS

      All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                            1997          1996
                                                          --------      --------

Equipment management fees                                 $ 23,134      $ 71,079
Administrative charges                                      25,080        10,500
Reimbursable operating expenses
   due to third parties                                     93,608        91,500
                                                          --------      --------

                                Total                     $141,822      $173,079
                                                          ========      ========

      All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1997, the Partnership was owed $149,609 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1997.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)

NOTE 6 - LEGAL PROCEEDINGS

      On June 24, 1997, four plaintiffs (the "Plaintiffs") owning limited partner units or beneficiary interests in eight investment programs sponsored by EFG filed a lawsuit, as a derivative action, on behalf of the Partnership and 27 other investment programs (collectively, the "Nominal Defendants") in the Superior Court of the Commonwealth of Massachusetts for the County of Suffolk against EFG and certain of EFG's affiliates, including the General Partner of the Partnership and four other wholly-owned subsidiaries of EFG which are general partner or managing trustee of one or more of the investment programs, (collectively, the "Managing Defendants"), and certain other entities and individuals that have control of the Managing Defendants and the Nominal Defendants (the "Controlling Defendants"). The Plaintiffs assert claims of breach of fiduciary duty, breach of contract, unjust enrichment, and equitable relief and seek various remedies, including compensatory and punitive damages to be determined at trial.

      The General Partner and EFG are in the early stages of evaluating the nature and extent of the claims asserted in this lawsuit and cannot predict its outcome with any degree of certainty. However, based upon all of the facts presently being considered by management, the General Partner and EFG do not believe that any likely outcome will have a material adverse effect on the Partnership. The General Partner, EFG and their affiliates intend to vigorously defend against the lawsuit.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the ability of EFG to collect all rents due under the attendant lease agreements and successfully remarket the Partnership's equipment upon the expiration of such leases.

Three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996:

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

Results of Operations

      For the three and six months ended June 30, 1997, the Partnership recognized lease revenue of $290,186 and $577,945, respectively, compared to $676,342 and $1,400,365 for the same periods in 1996. The decrease in lease revenue from 1996 to 1997 was expected and resulted principally from renewal lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

      For the three months ended June 30, 1997, the Partnership sold equipment having a net book value of $554 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $35,446 compared to a net gain of $10,642 on equipment having a net book value of $14,658 for the same period in 1996.

      For the six months ended June 30, 1997, the Partnership sold equipment having a net book value of $78,844 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $53,722 compared to a net gain of $89,244 on equipment having a net book value of $38,286 for the same period in 1996.

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

      Depreciation expense for the three and six months ended June 30, 1997 was $130,315 and $276,824, respectively, compared to $344,561 and $704,225 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

      Interest expense was $4,587 or less than 1% of lease revenue for the six months ended June 30, 1997, compared to $17,118 and $30,436, or 2.5% and 2.2% of lease revenue for the three and six months ended June 30, 1996. The Partnership's notes payable were fully amortized during the three months ended March 31, 1997.

     Management fees were 4% of lease revenue for each of the three and six month periods ended June 30, 1997, respectively, compared to 4.5% and 5.1% of lease revenue for each of the same periods in 1996. Management fees during the six months ended June 30, 1996 include $7,731, resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Significant operating expenses were incurred in 1996 and 1997 due to heavy maintenance and airframe overhaul costs incurred or accrued in connection with the Partnership's interests in two Boeing 727 aircraft. Certain of the costs incurred in the first quarter of 1996 were subsequently reimbursed by the former lessee of the related aircraft. In 1996, the Partnership entered into a new 36-month lease agreement with Sunworld International Airlines, Inc. to re-lease one of the aircraft at a base rent to the Partnership of $3,900 per month. The second aircraft was re-leased to Transmeridian Airlines beginning April 1997 at a base rent to the Partnership of $4,800 for 8 months and $4,200 for 10 months. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Liquidity and Capital Resources and Discussion of Cash Flow

      The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $364,318 and $1,284,049 for the six months ended June 30, 1997 and 1996, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership experiences a higher frequency of remarketing events.

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

      Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1996, the Partnership expended $65,700 to replace certain aircraft engines to facilitate the re-lease of an aircraft to Transmeridian Airlines, discussed above. There were no equipment acquisitions during the same period in 1997. During the six months ended June 30, 1997, the Partnership realized $111,000 in equipment sale proceeds compared to $127,530 for the same period in 1996. In addition, the Partnership received $21,566 from a lessee prior to the first quarter of 1997 representing an equipment purchase option. These funds were classified as deferred rental income on the Statement of Financial Position at December 31, 1996. During the six months ended June 30, 1997, the Partnership sold the equipment and such funds were recognized as equipment sale proceeds. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

      The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. The Partnership's notes payable were fully amortized during the six months ended June 30, 1997.

      Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1997, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $220,368. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $209,350, and the General Partner was allocated 5%, or $11,018. The second quarter 1997 cash distribution was paid on July 14, 1997.

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

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

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

                           Refer to Note 6 herein.

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

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                   By: AFG Leasing IV Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                   By:      /s/ Michael J. Butterfield
                            ------------------------------------------
                            Michael J. Butterfield
                            Treasurer of AFG Leasing IV Incorporated
                            (Duly Authorized Officer and
                            Principal Accounting Officer)

                   Date:    August 14, 1997


                   By:      /s/ Gary M. Romano
                            ------------------------------------------
                            Gary M. Romano
                            Clerk of AFG Leasing IV Incorporated
                            (Duly Authorized Officer and
                            Principal Financial Officer)

                   Date:    August 14, 1997