Form 10-Q
period 1997-09-30
AMERICAN INCOME PARTNERS V C LTD PARTNERSHIP
filed 1997-11-14
CIK 847559

                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-Q
(Mark One)
[XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

                               _________________

For Quarter Ended September 30, 1997            Commission File No. 0-19134


              American Income Partners V-C Limited Partnership
---------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


Massachusetts                                            04-3077437
-------------                                            ----------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                           Identification No.)


88 Broad Street, Boston, MA                              02110
---------------------------                             ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (617) 854-5800
                                                   ---------------

------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---   ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No
                                                     --   --

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX

                                                                        PAGE
                                                                     ---------

PART I. FINANCIAL INFORMATION:

 Item 1. Financial Statements

   Statement of Financial Position
    at September 30, 1997 and December 31, 1996                            3

   Statement of Operations
    for the three and nine months ended September 30, 1997 and 1996        4

Statement of Cash Flows
    for the nine months ended September 30, 1997 and 1996                  5

   Notes to the Financial Statements                                      6-8

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            9-12

PART II. OTHER INFORMATION:

Items 1-6                                                                  13

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                       STATEMENT OF FINANCIAL POSITION
                     September 30, 1997 and December 31, 1996

                                    (Unaudited)


                                             SEPTEMBER 30,        DECEMBER 31,
                                                  1997                1996
                                             --------------       -------------

ASSETS
------
Cash and cash equivalents                     $   1,621,941       $   1,584,360

Rents receivable, net of allowance for
  doubtful accounts of $15,000 at
  December 31, 1996                                   1,825              37,611

Accounts receivable-affiliate                       187,430              76,774
Equipment at cost, net of accumulated
  depreciation of $7,426,014 and
  $7,893,295 at September 30, 1997 and
  December 31, 1996, respectively                   463,446             943,331
                                             --------------       -------------
Total assets                                 $    2,274,642           2,642,076
                                             --------------       -------------
                                             --------------       -------------

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Notes payable                                $           --       $     329,370
Accrued interest                                         --               2,609
Accrued liabilities                                  22,500              26,950
Accrued liabilities-affiliate                         9,779              14,814
Deferred rental income                               20,550              33,634
Cash distributions payable to partners              110,184             110,184
                                             --------------       -------------

Total liabilities                                   163,013             517,561
                                             --------------       -------------

Partners' capital (deficit):
   General Partner                                 (925,929)           (925,284)
Limited Partnership Interests
   (930,443 Units; initial purchase
    price of $25 each)                            3,037,558           3,049,799
                                             --------------       -------------
   Total partners' capital                        2,111,629           2,124,515
                                             --------------       -------------

   Total liabilities and partners' capital   $    2,274,642       $   2,642,076
                                             --------------       -------------
                                             --------------       -------------

                      The accompanying notes are an integral part
                             of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
              for the three and nine months ended September 30, 1997 and 1996

                                  (Unaudited)

                                                            THREE MONTHS              NINE MONTHS
                                                        ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                      ------------------------  ------------------------
                                                           1997         1996         1997         1996
                                                       ----------  ------------  ----------  ------------
Income:
  Lease revenue                                       $   240,513    $ 1,366,710   $ 818,458  $  2,767,075

  Interest income                                          20,418         47,046      58,532        86,032

  Gain on sale of equipment                                 2,854        505,872      56,576       595,116
                                                        ----------  ------------  ----------  ------------

     Total income                                         263,785      1,919,628     933,566     3,448,223
                                                        ----------  ------------  ----------  ------------

Expenses:

  Depreciation                                            124,071        232,101     400,895       936,326

  Interest expense                                             --         12,313       4,587        42,749

  Equipment management fees
        - affiliate                                         9,189         64,998      32,323       136,077

  Operating expenses--affiliate                            59,407         25,052     178,095       127,052
                                                        ----------  ------------  ----------  ------------

        Total expenses                                    192,667        334,464     615,900     1,242,204
                                                        ----------  ------------  ----------  ------------

Net income                                              $  71,118    $ 1,585,164  $  317,666  $  2,206,019
                                                        ----------  ------------  ----------  ------------
                                                        ----------  ------------  ----------  ------------
Net income
   per limited partnership unit                         $    0.07    $      1.62  $     0.32  $       2.25
                                                        ----------  ------------  ----------  ------------
                                                        ----------  ------------  ----------  ------------
Cash distributions declared
   per limited partnership unit                         $    0.11    $      4.11  $     0.34  $       4.86
                                                        ----------  ------------  ----------  ------------
                                                        ----------  ------------  ----------  ------------

                      The accompanying notes are an integral part
                             of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                        STATEMENT OF CASH FLOWS
            for the nine months ended September 30, 1997 and 1996

                                (Unaudited)

                                                                                              1997          1996
                                                                                          ------------   ------------
Cash flows from (used in) operating activities:
Net income                                                                                $    317,666   $  2,206,019

Adjustments to reconcile net income to
  net cash from operating activities:
       Depreciation                                                                            400,895        936,326
       Gain on sale of equipment                                                               (56,576)      (595,116)
       Decrease in allowance for doubtful accounts                                             (15,000)            --

Changes in assets and liabilities
  Decrease (increase) in:
     rents receivable                                                                           50,786        116,615
     accounts receivable--affiliate                                                           (110,656)       (65,215)
  Increase (decrease) in:
     accrued interest                                                                           (2,609)        (2,721)
     accrued liabilities                                                                        (4,450)         8,872
     accrued liabilities--affiliate                                                             (5,035)         1,957
     deferred rental income                                                                      8,482         11,172
                                                                                          ------------   ------------
           Net cash from operating activities                                                  583,503      2,617,909
                                                                                          ------------   ------------

Cash flows from (used in) investing activities:
  Purchase of equipment                                                                             --        (65,700)
  Proceeds from equipment sales                                                                 114,000     2,167,686
                                                                                          ------------   ------------
           Net cash from investing activities                                                   114,000     2,101,986
                                                                                          ------------   ------------

Cash flows used in financing activities:
  Principal payments--notes payable                                                            (329,370)     (276,981)
  Distributions paid                                                                           (330,552)   (1,224,267)
                                                                                          ------------   ------------
           Net cash used in financing activities                                               (659,922)   (1,501,248)
                                                                                          ------------   ------------

Net increase in cash and cash equivalents                                                        37,581     3,218,647

Cash and cash equivalents at beginning of period                                              1,584,360     1,173,376
                                                                                          ------------   ------------

Cash and cash equivalents at end of period                                                 $  1,621,941  $  4,392,023
                                                                                          ------------   ------------
                                                                                          ------------   ------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                 $     7,196   $     45,470
                                                                                          ------------   ------------
                                                                                          ------------   ------------

    Supplemental disclosure of non-cash activity:

    The Partnership received $21,566 from a lessee prior to 1997, representing an equipment purchase option. These funds were classified as deferred rental income on the Statement of Financial Position at December 31, 1996. During the nine months ended September 30, 1997, the Partnership sold the equipment and such funds were recognized as sales proceeds.

    The Partnership sold its interest in a vessel on September 30, 1996. The Partnership received net sale proceeds of $944,213, a portion of which was used to repay the outstanding principal balance of notes payable related to this vessel of $102,818. The remainder, $841,395, was deposited into an escrow account and transferred to the Partnership on October 3, 1996.
See also Results of Operations.

                      The accompanying notes are an integral part
                             of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                       Notes to the Financial Statements
                              September 30, 1997

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

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1997 and December 31, 1996 and results of operations for the three and nine month periods ended September 30, 1997 and 1996 have been made and are reflected.

NOTE 2 - CASH
-------------

    At September 30, 1997, the Partnership had $1,515,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION
----------------------------

   Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $577,091 are due as follows:


  For the year ending September 30, 1998             $ 453,296
                                    1999                76,323
                                    2000                31,648
                                    2001                15,824
                                                     ---------
                                    Total            $ 577,091
                                                     ---------
                                                     ---------

    The Partnership entered into a new 18-month lease agreement with Transmeridian Airlines for its proportionate interest in a Boeing 727 Aircraft at a base rent to the Partnership of $4,800 per month for 8 months and $4,200 per month for 10 months, effective April 30, 1997.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                       Notes to the Financial Statements
                                  (Continued)

NOTE 4 - EQUIPMENT
------------------

    The following is a summary of equipment owned by the Partnership at September 30, 1997. In the opinion of the Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                                 REMAINING
                                                 LEASE TERM       EQUIPMENT
EQUIPMENT TYPE                                    (MONTHS)         AT COST
----------------                                 -------------   ------------

Construction & mining                              0-39         $    2,399,164
Aircraft                                           0-16              2,132,292
Communications                                        8              1,278,350
Retail store fixtures                              3-15              1,144,958
Materials handling                                 0-18                717,124
Motor vehicles                                       17                212,027
Computers and peripherals                            --                  5,545
                                                                --------------

                                   Total equipment cost              7,889,460

                               Accumulated depreciation             (7,426,014)
                                                                --------------
             Equipment, net of accumulated depreciation         $      463,446
                                                                --------------
                                                                --------------

    At September 30, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $2,132,292, representing approximately 27% of total equipment cost.

    At September 30, 1997, the Partnership was not holding any equipment not subject to a lease and no equipment was held for sale or re-lease. The summary above includes equipment being leased on a month-to-month basis.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                             1997         1996
                                                         ----------   --------

       Equipment management fees                         $   32,323 $  136,077
       Administrative charges                                39,003     15,750
       Reimbursable operating expenses
            due to third parties                            139,092    111,302
                                                          ---------    -------

                                         Total           $  210,418  $ 263,129
                                                        ----------  ----------
                                                        ----------  ----------

                   AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                       Notes to the Financial Statements
                                  (Continued)

    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1997, the Partnership was owed $187,430 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1997.

NOTE 6 - LEGAL PROCEEDINGS
--------------------------

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

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
---------------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS.
        ------------------------------------

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

Three and nine months ended September 30, 1997 compared to the three and
------------------------------------------------------------------------
nine months ended September 30, 1996:
-------------------------------------

OVERVIEW
--------

    The Partnership was organized in 1990 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. Accordingly, the General Partner is pursuing the remarketing of all of the Partnership's remaining equipment. Currently, the General Partner anticipates that it will wind-up the operations of the Partnership and make a liquidating distribution to the Partners, net of any cash reserves which the General Partner may consider appropriate, possibly by December 31, 1998.

RESULTS OF OPERATIONS
---------------------

    For the three and nine months ended September 30, 1997, the Partnership recognized lease revenue of $240,513 and $818,458, respectively, compared to $1,366,710 and $2,767,075 for the same periods in 1996. The decrease in lease revenue from 1996 to 1997 was expected and resulted principally from renewal lease term expirations and the sale of equipment. Lease revenue during the three and nine months ended September 30, 1996 included the receipt of $872,305 of lease termination rents received in connection with the sale of the Partnership's interest in two Boeing 727-Advanced aircraft in July 1996 (see discussion below). The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

    For the three and nine months ended September 30, 1997, the Partnership sold equipment having net book values of $146 and $78,990, respectively, to existing lessees and third parties. These sales resulted in net gains, for financial statement purposes, of $2,854 and $56,576, respectively.


    For the three and nine months ended September 30, 1996, the Partnership sold equipment having a net book value of $2,478,497 and $2,516,783, respectively, to existing lessees and third parties. These sales resulted in net gains for financial statement purposes of $505,872 and $595,116, respectively. These equipment sales

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


included the sale of the Partnership's interest in two Boeing 727-Advanced jet aircraft with an original cost and net book value of $7,779,992 and $1,238,414, respectively, which the Partnership sold to the existing lessee in July 1996. In connection with this aircraft sale, the Partnership realized sale proceeds of $2,019,055, which resulted in a net gain, for financial statement purposes, of $780,641. This equipment was sold prior to the expiration of the related lease term, resulting in the receipt by the Partnership of lease termination rents, described above. In addition, equipment sales in 1996 included the Partnership's interest in a vessel with an original cost and net book value of $2,782,137 and $1,230,287, respectively, which the Partnership sold to a third party in September 1996. In connection with this sale, the Partnership realized net sale proceeds of $944,213, which resulted in a net loss, for financial statement purposes, of $286,074. This equipment was sold prior to the expiration of the related lease term. This sale was effected in connection with a joint remarketing effort involving 15 individual leasing programs sponsored by EFG, consisting of the Partnership and 14 affiliates.

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

    Depreciation expense for the three and nine months ended September 30, 1997 was $124,071 and $400,895, respectively, compared to $232,101 and $936,326 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

    Interest expense was $4,587 or less than 1% of lease revenue for the nine months ended September 30, 1997, compared to $12,313 and $42,749, or 1% and 1.5% of lease revenue for the three and nine months ended September 30, 1996, respectively. The Partnership's notes payable were fully amortized during the first quarter of 1997.

    Management fees were 3.8% and 3.9% of lease revenue for the three and nine month periods ended September 30, 1997, respectively, compared to 4.8% and 4.9% of lease revenue for the same periods in 1996. Management fees during the nine months ended September 30, 1996 included $7,731, resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

    Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Significant operating expenses were incurred during the nine months ended September 30, 1997 and 1996 due to heavy maintenance and airframe overhaul costs incurred or accrued in connection with the Partnership's interests in two Boeing 727 aircraft. Certain of the costs incurred in the first quarter of 1996 were subsequently reimbursed by the former lessee of the related aircraft during the third quarter of 1996. In 1996, the Partnership entered into a new 36-month lease agreement with Sunworld International Airlines, Inc. to re-lease one of the aircraft. The second aircraft was re-leased to Transmeridian Airlines beginning April 1997 at a base rent to the Partnership of $4,800 per month for 8 months and $4,200 per month for 10 months. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOW
-----------------------------------------------------------

    The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $583,503 and $2,617,909 for the nine months ended September 30, 1997 and 1996, respectively. Net cash from operating activities in 1996 included lease termination rents of $872,305 received in connection with the aircraft sale discussed above. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership experiences a higher frequency of remarketing events.

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

    Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1997, the Partnership realized $114,000 in equipment sale proceeds compared to $2,167,686 for the same period in 1996. In addition, the Partnership received $21,566 from a lessee prior to 1997 representing an equipment purchase option. These funds were classified as deferred rental income on the Statement of Financial Position at December 31, 1996. During the nine months ended September 30, 1997, the Partnership sold the equipment and such funds were recognized as equipment sale proceeds. At September 30, 1996, cash in the amount of $841,395, representing the net sales proceeds resulting from the Partnership's sale of its interest in a vessel less an associated debt repayment, were escrowed and transferred to the Partnership on October 3, 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. During the nine months ended September 30, 1996, the

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


Partnership expended $65,700 to replace certain aircraft engines to facilitate the re-lease of an aircraft to Transmeridian Airlines, discussed above. There were no equipment acquisitions during the same period in 1997.

    The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. The Partnership's notes payable were fully amortized during the first quarter of 1997.

    Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1997, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $330,552. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $314,024, and the General Partner was allocated 5%, or $16,528. The third quarter 1997 cash distribution was paid on October 14, 1997.

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

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings Response: Refer to Note 6 to the financial statements herein.

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

                  Date:   November 14, 1997
                          ---------------------------


                    By:   /s/ Gary M. Romano
                          ---------------------------
                          Gary M. Romano
                          Clerk of AFG Leasing IV Incorporated
                          (Duly Authorized Officer and
                          Principal Financial Officer)


                  Date:   November 14, 1997
                          ---------------------------