Form 10-K
period 1997-12-31
AMERICAN INCOME PARTNERS V C LTD PARTNERSHIP
filed 1998-03-31
CIK 847559

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

    Washington, D.C. 20549

                                   FORM 10-K

    (Mark One)

    [XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1997    December 31, 1997
                                               ------------------------------
                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM                 TO
                               ----------------   ---------------------------

    Commission file number     0-19134
                           --------------------------------------------------

              American Income Partners V-C Limited Partnership
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

 Massachusetts                               04-3077437
--------------------------------------      ---------------------------------
 (State or other jurisdiction of            (IRS Employer
 incorporation or organization)             Identification No.)

 88 Broad St., Sixth Floor, Boston, MA      02110
--------------------------------------      ---------------------------------
(Address of principal executive offices)    (Zip Code)

 Registrant's telephone number, including area code      (617) 854-5800
                                                    -------------------------
 Securities registered pursuant to Section 12(b) of the Act      NONE
                                                            -----------------
      TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------   ----------------------------------------------
----------------------------   ----------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

          930,443 Units Representing Limited Partnership Interest
-----------------------------------------------------------------------------
                            (Title of class)

-----------------------------------------------------------------------------
                            (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  XX        No
                                               ------      --------

  State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.




                  DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1997 (Part I and II)

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                    ----------------
                                  PART I

Item 1.       Business.............................................         3

Item 2.       Properties...........................................         5

Item 3.       Legal Proceedings....................................         5

Item 4.       Submission of Matters to a Vote of Security Holders..         5

                                   PART II

Item 5.       Market for the Partnership's Securities and Related
              Security Holder Matters..............................         6

Item 6.       Selected Financial Data..............................         7

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................         7

Item 8.       Financial Statements and Supplementary Data..........         7

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..................         7

                                  PART III

Item 10.      Directors and Executive Officers of the Partnership..         8

Item 11.      Executive Compensation...............................        10

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management...........................................        10

Item 13.      Certain Relationships and Related Transactions.......        11

                                  PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports
              on Form 8-K..........................................     13-15

PART I

ITEM 1. BUSINESS.
-----------------

    (a) General Development of Business

    American Income Partners V-C Limited Partnership (the "Partnership") was organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act (the "Uniform Act") on December 27, 1989 for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. Partners' capital initially consisted of contributions of $1,000 from the General Partner (AFG Leasing IV Incorporated) and $100 from the Initial Limited Partner (AFG Assignor Corporation). On May 21, 1990, the Partnership issued 930,443 units, representing assignments of limited partnership interests (the "Units"), to 1,550 investors. Unitholders and Limited Partners (other than the Initial Limited Partner) are collectively referred to as Recognized Owners. The Partnership has one General Partner, AFG Leasing IV Incorporated, a Massachusetts corporation and an affiliate of Equis Financial Group Limited Partnership (formerly American Finance Group), a Massachusetts limited partnership ("EFG"). The General Partner is not required to make any other capital contributions except as may be required under the Uniform Act and
Section 6.1(b) of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended").

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

    The Closing Date of the Offering of Units of the Partnership was May 21, 1990. The initial purchase of equipment and the associated lease commitments occurred on May 22, 1990. The acquisition of the equipment and its associated leases is described in Note 3 to the financial statements included in Item 14, herein. The Partnership is expected to terminate no later than December 31, 2000; however, the Partnership is a Nominal Defendant in a Class Action Lawsuit. The outcome of the Class Action Lawsuit could alter the nature of the Partnership's organization and its future business operations. See Note 6 to the accompanying financial statements.

    The Partnership has no employees; however, it is managed pursuant to a Management Agreement with EFG or one of its affiliates (the "Manager"). The Manager's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of equipment, (ii) manage the leasing, re-leasing, financing, and refinancing of equipment, and (iii) arrange the resale of equipment. The Manager is compensated for such services as described in the Restated Agreement, as amended, Item 13 herein, and in Note 4 to the financial statements, included in Item 14, herein.

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

    Default by a lessee under a lease may cause equipment to be returned to the Partnership at a time when the General Partner or the Manager is unable to arrange for the re-lease or sale of such equipment. This could result in the loss of a material portion of anticipated revenues.

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

    Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1997, 1996 and 1995 is incorporated herein by reference to Note 2 to the financial statements in the 1997 Annual Report. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

    EFG is a Massachusetts limited partnership formerly known as American Finance Group ("AFG"). AFG was established in 1988 as a Massachusetts general partnership and succeeded American Finance Group, Inc., a Massachusetts corporation organized in 1980. EFG and its subsidiaries (collectively, the "Company") are engaged in various aspects of the equipment leasing business, including EFG's role as Manager or Advisor to the Partnership and several other Direct-Participation equipment leasing programs sponsored or co-sponsored by EFG (the "Other Investment Programs"). The Company arranges to broker or originate equipment leases, acts as remarketing agent and asset manager, and provides leasing support services, such as billing, collecting, and asset tracking.

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

    In January 1996, the Company sold certain assets of AFG relating primarily to the business of originating new leases, and the name "American Finance Group," and its acronym, to a third party. AFG changed its name to Equis Financial Group Limited Partnership after the sale was concluded. Pursuant to terms of the sale agreements, EFG specifically reserved the rights to continue using the name American Finance Group and its acronym in connection with the Partnership and the Other Investment Programs and to continue managing all assets owned by the Partnership and the Other Investment Programs.

    (d) Financial Information About Foreign and Domestic Operations and Export Sales

    Not applicable.

ITEM 2. PROPERTIES.

    Incorporated herein by reference to Note 3 to the financial statements in the 1997 Annual Report.

ITEM 3. LEGAL PROCEEDINGS.

    Incorporated herein by reference to Note 6 to the financial statements in the 1997 Annual Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED
  SECURITY HOLDER MATTERS.

    (a) Market Information

    There is no public market for the resale of the Units and it is not anticipated that a public market for resale of the Units will develop.

    (b) Approximate Number of Security Holders

    At December 31, 1997, there were 1,421 record holders of Units in the Partnership.

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

    Distributions in 1997 and 1996 were as follows:

                                                GENERAL     RECOGNIZED
                                    TOTAL       PARTNER       OWNERS
                                 ------------  ----------  ------------

Total 1997 distributions.......  $    413,195  $   20,660  $    392,535

Total 1996 distributions.......     4,870,134     243,507     4,626,627
                                  ------------  ----------  ------------

  Total.........................  $  5,283,329  $  264,167  $  5,019,162
                                  ------------  ----------  ------------
                                  ------------  ----------  ------------

    Distributions payable at December 31, 1997 and 1996 were $82,643 and $110,184, respectively.

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

ITEM 6. SELECTED FINANCIAL DATA.

    Incorporated herein by reference to the section entitled "Selected Financial Data" in the 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.

    Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Incorporated herein by reference to the financial statements and supplementary data included in the 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.

    (a-b) Identification of Directors and Executive Officers

    The Partnership has no Directors or Officers. As indicated in Item 1 of this report, AFG Leasing IV Incorporated is the sole General Partner of the Partnership. Under the Restated Agreement, as amended, the General Partner is solely responsible for the operation of the Partnership's properties and the Recognized Owners have no right to participate in the control of such operations. The names, titles and ages of the Directors and Executive Officers of the General Partner as of March 15, 1998 are as follows:

    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER (See Item 13)

NAME                                              TITLE                     AGE                     TERM
----------------------------------  ----------------------------------      ---      ----------------------------------

Geoffrey A. MacDonald               Chairman and a member of the                     Until a successor is duly elected
                                    Executive Committee of EFG and                   and qualified
                                    President and a Director of the
                                    General Partner                             49

Gary D. Engle                       President and Chief Executive
                                    Officer and member of the
                                    Executive Committee of EFG and a
                                    Director of the General Partner             49

Gary M. Romano                      Executive Vice President and Chief
                                    Operating Officer of EFG and Clerk
                                    of the General Partner                      38

James A. Coyne                      Executive Vice President of EFG             37

Michael J. Butterfield              Vice President, Finance and
                                    Treasurer of EFG and Treasurer of
                                    the General Partner                         38

James F. Livesey                    Vice President, Aircraft and
                                    Vessels of EFG                              48

Sandra L. Simonsen                  Senior Vice President, Information
                                    Systems of EFG                              47

Gail D. Ofgant                      Vice President, Lease Operations
                                    of EFG                                      32

    (c) Identification of Certain Significant Persons

    None.

    (d) Family Relationship

    No family relationship exists among any of the foregoing Partners, Directors or Executive Officers.

    (e) Business Experience

    Mr. MacDonald, age 49, is a co-founder, Chairman and a member of the Executive Committee of EFG and President and a Director of the General Partner. Mr. MacDonald was also a co-founder, Director and Senior Vice President of EFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is President of American Finance Group Securities Corp. and a limited partner in Atlantic Acquisition Limited Partnership ("AALP") and Old North Capital Limited Partnership ("ONC"). Prior to co-founding EFG's predecessors, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds an M.B.A. from Boston College and a B.A. degree from the University of Massachusetts (Amherst).

    Mr. Engle, age 49, is President and Chief Executive Officer and a member of the Executive Committee of EFG and President of AFG Realty Corporation. Mr. Engle is Vice President and a Director of certain of EFG's affiliates. On December 16, 1994, Mr. Engle acquired control of EFG, the General Partner and each of EFG's subsidiaries. Mr. Engle controls the general partner of AALP and is a limited partner in AALP. Mr. Engle is also a limited partner in ONC. Mr. Engle is also Chairman, Chief Executive Officer and a member of the Board of Directors of Semele Group, Inc. ("Semele"). From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an M.B.A. from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

    Mr. Romano, age 38, is Executive Vice President and Chief Operating Officer of EFG and certain of its affiliates and Clerk of the General Partner. Mr. Romano is Vice President and Chief Financial Officer of Semele. Mr. Romano joined EFG in November 1989 and was appointed Executive Vice President and Chief Operating Officer in April 1996. Prior to joining EFG, Mr. Romano was Assistant Controller for a privately-held real estate company which he joined in 1987. Mr. Romano held audit staff and manager positions at Ernst & Whinney (now Ernst & Young LLP) from 1982 to 1986. Mr. Romano is a C.P.A. and holds a B.S. degree from Boston College.

    Mr. Coyne, age 37, is Executive Vice President of EFG and President, Chief Operating Officer and a member of the Board of Directors of Semele. Mr. Coyne joined EFG in 1989, remained until May 1993, and rejoined EFG in November 1994. Mr. Coyne was appointed Executive Vice President of EFG in September 1997. Mr. Coyne is a limited partner in AALP and ONC. From May 1993 through November 1994, he was with the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. From 1985 through 1989, Mr. Coyne was affiliated with a real estate investment company and an equipment leasing company. Prior to 1985 he was with the accounting firm of Ernst & Whinney (now Ernst & Young LLP). He has a BS in Business Administration from John Carroll University, a Masters Degree in Accounting from Case Western Reserve University and is a Certified Public Accountant.

    Mr. Butterfield, age 38, joined EFG in June 1992 and became Vice President, Finance and Treasurer of EFG and certain of its affiliates in April 1996 and is Treasurer of the General Partner and Semele. Prior to joining EFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London (U.K.) prior to coming to the United
States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his C.P.A. requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

    Mr. Livesey, age 48, is Vice President, Aircraft and Vessels, of EFG. Mr. Livesey joined EFG in October, 1989, and was promoted to Vice President in January 1992. Prior to joining EFG, Mr. Livesey held sales and marketing positions with two privately-held equipment leasing firms. Mr. Livesey holds an M.B.A. from Boston College and B.A. degree from Stonehill College.

    Ms. Simonsen, age 47, joined EFG in February 1990 and was promoted to Senior Vice President, Information Systems of EFG in April 1996. Prior to joining EFG, Ms. Simonsen was Vice President, Information Systems with Investors Mortgage Insurance Company which she joined in 1973. Ms. Simonsen provided systems consulting for a subsidiary of American International Group and authored a software program published by IBM. Ms. Simonsen holds a B.A. degree from Wilson College.

    Ms. Ofgant, age 32, is Vice President, Lease Operations of EFG and certain of its affiliates. Ms. Ofgant joined EFG in June 1989, and was promoted to Manager, Lease Operations in April 1994. In April 1996, Ms. Ofgant was appointed Vice President, Lease Operations. Prior to joining EFG, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a B.S. degree in Finance from Providence College.

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

    As of March 1, 1998, the following person or group owns beneficially more than 5% of the Partnership's 930,443 outstanding Units:

                                                              NAME AND                        AMOUNT        PERCENT
                   TITLE                                     ADDRESS OF                   OF BENEFICIAL       OF
                 OF CLASS                                 BENEFICIAL OWNER                  OWNERSHIP        CLASS
-------------------------------------------  -------------------------------------------  --------------  -----------

Units Representing Limited Partnership        Atlantic Acquisition Limited  Partnership    59,877 Units          6.44%
Interests                                     88 Broad Street
                                              Boston, MA 02110

    Messrs. Engle, MacDonald and Coyne have ownership interests in AALP. In December 1996, EFG purchased a Class D interest in AALP. See Items 10 and 13 of this report.

    The ownership and organization of EFG is described in Item 1 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The General Partner of the Partnership is AFG Leasing IV Incorporated, an affiliate of EFG.

    (a) Transactions with Management and Others

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 1997, 1996 and 1995, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                               1997        1996        1995
                                                            ----------  ----------  ----------

Equipment management fees.................................  $   48,207  $  144,187  $  153,107

Administrative charges....................................      52,926      32,746      21,000

Reimbursable operating expenses due to third parties......     141,921     142,220     129,691
                                                            ----------  ----------  ----------

  Total...................................................  $  243,054  $  319,153  $  303,798
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

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

    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the

Partnership. At December 31, 1997, the Partnership was owed $146,113 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in January 1998.

    Atlantic Acquisition Limited Partnership ("AALP") and Old North Capital Limited Partnership ("ONC"), both Massachusetts limited partnerships formed in 1995 owned and controlled by certain principals of EFG, own 59,877 Units or 6.44% and 7,850 Units or 0.84% of the total outstanding units of the Partnership, respectively. EFG owns a Class D interest in AALP and a 49% limited partnership interest in ONC, both of which it acquired in December 1996.

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

    See Item 13(a) above.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this report:

        (1) Financial Statements:

        Report of Independent Auditors....................................... *

        Statement of Financial Position at December 31, 1997 and 1996........ *

        Statement of Operations for the years ended December 31, 1997, 1996 and 1995............................................................. *

        Statement of Changes in Partners' Capital for the years ended
        December 31, 1997, 1996 and 1995..................................... *

        Statement of Cash Flows for the years ended December 31, 1997, 1996 and 1995............................................................. *

        Notes to the Financial Statements.................................... *

        (2) Financial Statement Schedules:

            None required.

        (3) Exhibits:

            Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.

  EXHIBIT
  NUMBER
-----------

   4         Amended and Restated Agreement and Certificate of Limited Partnership included as Exhibit A to the
             Prospectus which is included in Registration Statement on Form S-1 (No. 33-27828).

  13         The 1997 Annual Report to security holders, a copy of which is furnished for the information of the
             Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

  23         Consent of Independent Auditors.

  99(a)      Lease agreement with Northwest Airlines, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 as Exhibit 28 (a) and is incorporated herein by reference.

------------------------

* Incorporated herein by reference to the appropriate portion of the 1997 Annual Report to security holders for the year ended December 31, 1997 (see
    Part II).

  99 (b) Lease agreement with Gearbulk Shipowning Ltd. was filed in the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1995 as Exhibit 99 (b) and is incorporated herein by reference.

  99 (c) Lease agreement with Shell Oil Company was filed in the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1996 as Exhibit 99 (c) and is incorporated herein by reference.

  99 (d) Lease agreement with Ford Motor Company is filed in the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1997 and is included herein.

  99 (e) Lease agreement with Transnet Limited is filed in the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1997 and is included herein.

  99 (f) Lease agreement with Westinghouse Electric Company is filed in the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1997 and is included herein.

  (b) Reports on Form 8-K

    None.

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

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                        By: AFG Leasing IV Incorporated,
                        a Massachusetts corporation and the
                        General Partner of the Registrant.

By: /s/ Geoffrey A. MacDonald       By: /s/ Gary D. Engle
    ----------------------------       ---------------------------------------
Gary D. Engle                       Geoffrey A. MacDonald
Chairman and a member of the        President and Chief Executive
Executive Committee of EFG and      Officer and a member of the
President and a Director of the     Executive Committee of EFG and a
General Partner                     Director of the General Partner
                                    (Principal Executive Officer)


Date: March 31, 1998                Date: March 31, 1998
      --------------------------          ------------------------------------


By: /s/ Gary M. Romano              By: /s/ Michael J. Butterfield
    ----------------------------        --------------------------------------
Gary M. Romano                       Michael J. Butterfield
Executive Vice President and         Chief Vice President, Finance and
Operating Officer of EFG and Clerk   Treasurer of EFG and Treasurer
of the General Partner               of the General Partner
(Principal Financial Officer)        (Principal Accounting Officer)


Date:   March 31, 1998                Date:   March 31, 1998
     ---------------------------           -----------------------------------