Form 10-Q
period 1998-06-30
AMERICAN INCOME PARTNERS V C LTD PARTNERSHIP
filed 1998-08-14
CIK 847559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1998
                              ------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________to______________________

For Quarter Ended June 30, 1998                  Commission File No. 0-19134


                American Income Partners V-C Limited Partnership
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Massachusetts                                    04-3077437
---------------------------------------      ---------------------------------
(State or other jurisdiction of                  (IRS Employer
 incorporation or organization)                  Identification No.)

88 Broad Street, Boston, MA                                 02110
---------------------------------------      ---------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (617) 854-5800
                                                  ----------------------------

------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             ------   -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No______

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX



                                                                              Page

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at June 30, 1998 and December 31, 1997                              3

         Statement of Operations
              for the three and six months ended June 30, 1998 and 1997           4

         Statement of Cash Flows
              for the six months ended June 30, 1998 and 1997                     5

         Notes to the Financial Statements                                      6-8


     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          9-12


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                 13


                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1998 and December 31, 1997

                                   (Unaudited)


                                                                   June 30,            December 31,
                                                                     1998                 1997
                                                                 --------------      ---------------
ASSETS

Cash and cash equivalents                                       $      2,052,576     $     1,880,014

Rents receivable                                                          10,106              21,479

Accounts receivable - affiliate                                          743,521             146,113

Equipment at cost, net of accumulated depreciation
   of 6,819,592 and $7,522,412 at June 30, 1998
   and December 31, 1997, respectively                                    88,244             339,677
                                                                ----------------     ---------------

      Total assets                                              $      2,894,447     $     2,387,283
                                                                ----------------     ---------------
                                                                ----------------     ---------------

LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                             $        287,119     $         9,200
Accrued liabilities - affiliate                                            3,172              16,056
Deferred rental income                                                     5,020               5,020
Cash distributions payable to partners                                    82,643              82,643
                                                                ----------------     ---------------

      Total liabilities                                                  377,954             112,919
                                                                ----------------     ---------------

Partners' capital (deficit):
   General Partner                                                      (905,685)           (917,792)
   Limited Partnership Interests
   (930,443 Units; initial purchase price of $25 each)                 3,422,178           3,192,156
                                                                ----------------     ---------------

      Total partners' capital                                          2,516,493           2,274,364
                                                                ----------------     ---------------

      Total liabilities and partners' capital                   $      2,894,447     $     2,387,283
                                                                ----------------     ---------------
                                                                ----------------     ---------------



                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1998 and 1997

                                   (Unaudited)


                                                     Three Months                       Six Months
                                                    Ended June 30,                      Ended June 30,
                                                1998              1997             1998              1997
                                           --------------     --------------   --------------    -----------
Income:

    Lease revenue                       $       170,449   $       290,186   $       347,255   $       577,945

    Interest income                              24,521            18,236            50,395            38,114

    Gain on sale of equipment                   495,995            35,446           505,995            53,722
                                        ---------------   ---------------   ---------------   ---------------

         Total income                           690,965           343,868           903,645           669,781
                                        ---------------   ---------------   ---------------   ---------------


Expenses:

    Depreciation                                 18,455           130,315            70,533           276,824

    Interest expense                                 --                --                --             4,587

    Equipment management fees
      - affiliate                                 8,285            11,583            16,888            23,134

    Operating expenses - affiliate              374,586            47,502           408,809           118,688
                                        ---------------   ---------------   ---------------   ---------------

         Total expenses                         401,326           189,400           496,230           423,233
                                        ---------------   ---------------   ---------------   ---------------


Net income                              $      289,639    $      154,468    $       407,415   $       246,548
                                        ---------------   ---------------   ---------------   ---------------
                                        ---------------   ---------------   ---------------   ---------------

Net income
   per limited partnership unit         $         0.30    $         0.16    $         0.42    $         0.25
                                        ---------------   ---------------   ---------------   ---------------
                                        ---------------   ---------------   ---------------   ---------------
Cash distributions declared
   per limited partnership unit         $         0.08    $         0.11    $         0.17    $         0.22
                                        ---------------   ---------------   ---------------   ---------------
                                        ---------------   ---------------   ---------------   ---------------


                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1998 and 1997

                                   (Unaudited)

                                                                                               1998                   1997
                                                                                          --------------         ------------
Cash flows from (used in) operating activities:
Net income                                                                           $        407,415     $        246,548

Adjustments to reconcile net income to net cash from (used in) operating activities:
       Depreciation                                                                            70,533              276,824
       Gain on sale of equipment                                                             (505,995)             (53,722)

Changes in assets and liabilities (Increase) decrease in:
       rents receivable                                                                        11,373              (14,892)
       accounts receivable - affiliate                                                       (597,408)             (72,835)
    Increase (decrease) in:
       accrued interest                                                                            --               (2,609)
       accrued liabilities                                                                    277,919              (11,950)
       accrued liabilities - affiliate                                                        (12,884)                (728)
       deferred rental income                                                                      --               (2,318)
                                                                                     ----------------     ----------------

          Net cash from (used in) operating activities                                       (349,047)             364,318
                                                                                     ----------------     ----------------

Cash flows from investing activities:
    Proceeds from equipment sales                                                             686,895              111,000
                                                                                     ----------------     ----------------

          Net cash from investing activities                                                  686,895              111,000
                                                                                     ----------------     ----------------

Cash flows used in financing activities:
    Principal payments - notes payable                                                             --             (329,370)
    Distributions paid                                                                       (165,286)            (220,368)
                                                                                     ----------------     ----------------

          Net cash used in financing activities                                              (165,286)            (549,738)
                                                                                     ----------------     ----------------

Net increase (decrease) in cash and cash equivalents                                          172,562              (74,420)

Cash and cash equivalents at beginning of period                                            1,880,014            1,584,360
                                                                                     ----------------     ----------------

Cash and cash equivalents at end of period                                           $      2,052,576     $      1,509,940
                                                                                     ----------------     ----------------
                                                                                     ----------------     ----------------

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                        $             --     $          7,196
                                                                                     ----------------     ----------------
                                                                                     ----------------     ----------------


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

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                                  June 30, 1998

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1998 and December 31, 1997 and results of operations for the three and six months ended June 30, 1998 and 1997 have been made and are reflected.


NOTE 2 - CASH

     At June 30, 1998, the Partnership had $1,945,733 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $672,047 are due as follows:


           For the year ending June 30, 1999            $       490,063
                                        2000                    158,248
                                        2001                     23,736
                                                        ---------------

                                      Total             $       672,047
                                                        ---------------
                                                        ---------------


NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at June 30, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 1998 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)




                                                              Remaining
                                                             Lease Term           Equipment
         Equipment Type                                       (Months)             at Cost
    -----------------------                                  -----------         -----------
Construction and mining                                           0-30        $      2,345,412
Communications                                                       0               1,278,350
Aircraft                                                           4-7               1,231,776
Retail store fixtures                                              0-6               1,144,958
Materials handling                                                 0-9                 689,753
Motor vehicles                                                       8                 212,027
Computers and peripherals                                            0                   5,560
                                                                              ----------------

                                                   Total equipment cost              6,907,836

                                               Accumulated depreciation              6,819,592
                                                                              ----------------
                             Equipment, net of accumulated depreciation       $         88,244
                                                                              ----------------
                                                                              ----------------

     At June 30, 1998, the Partnership's equipment portfolio included equipment having a proportionate original cost of $1,231,777, representing approximately 18% of total equipment cost.

     At June 30, 1998, the Partnership was not holding any equipment not subject to a lease and no equipment was held for sale or re-lease. The summary above includes equipment being leased on a month-to-month basis.

NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1998 and 1997, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                                     1998                 1997
                                              -----------------     ----------

     Equipment management fees                $        16,888      $     23,134
     Administrative charges                            27,846            25,080
     Reimbursable operating expenses
         due to third parties                         380,963            93,608
                                              ---------------      ------------

                                    Total     $       425,697      $    141,822
                                              ---------------      ------------
                                              ---------------      ------------


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1998, the Partnership was owed $743,521 by EFG for such funds and the interest thereon. Included in these funds are sale proceeds of $676,895 received in connection with the sale of the Partnership's proportionate interest in a Pratt & Whitney JT9D-7J jet engine which the Partnership sold in June 1998. These funds were remitted to the Partnership in July 1998.

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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and supersedes a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement.

     The Stipulation of Settlement was filed with the Court on July 23, 1998 and remains pending. Ultimately, the Court must review and approve the Stipulation of Settlement prior to its becoming effective. The Stipulation of Settlement contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants. With respect to the Partnership and 10 affiliated partnerships (hereafter referred to as the "Exchange Partnerships"), the Stipulation of Settlement provides for the restructuring of their respective business operations into a single successor company whose securities would be listed and traded on a national securities exchange. The partners of the Exchange Partnerships would receive both common stock in the new company and a cash distribution in exchange for their existing partnership interests. Such a transaction would, among other things, allow for the consolidation of the Partnership's operating expenses with other similarly organized equipment leasing programs. The Stipulation of Settlement prescribes certain conditions necessary to effecting the settlement, including providing the partners of the Exchange Partnerships with the opportunity to vote on the participation of their partnership in the restructuring. To the extent that the Stipulation of Settlement is approved by the Court, the complete terms thereof will be communicated to all of the partners of the Exchange Partnerships to enable them to vote on the restructuring.

     There can be no assurance that the Stipulation of Settlement will be approved by the Court, or that the outcome of the voting by the partners of the Exchange Partnerships, including the Partnership, will result in a settlement finally being effected or in the Partnership being included in the restructuring. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that the Stipulation of Settlement will be approved by the Court. In the absence of a Stipulation of Settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The General Partner and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

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


Three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997:

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


Results of Operations

     For the three and six months ended June 30, 1998, the Partnership recognized lease revenue of $170,449 and $347,255, respectively, compared to $290,186 and $577,945 for the same periods in 1997. The decrease in lease revenue from 1997 to 1998 was expected and resulted principally from renewal lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

     The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by an affiliated equipment leasing program

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


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

     For the three months ended June 30, 1998, the Partnership sold equipment having a net book value of $180,900 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $495,995 compared to a net gain of $35,446 on equipment having a net book value of $554 for the same period in 1997.

     For the six months ended June 30, 1998, the Partnership sold equipment having a net book value of $180,900 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $505,995 compared to a net gain of $53,722 on equipment having a net book value of $78,844 for the same period in 1997.

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

     Depreciation expense for the three and six months ended June 30, 1998 was $18,455 and $70,533, respectively, compared to $130,315 and $276,824 for the same periods in 1997. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $4,587 or less than 1% of lease revenue for the six months ended June 30, 1997. The Partnership's notes payable were fully amortized during 1997.

     Management fees were 4.9% of lease revenue for each of the three and six month periods ended June 30, 1998, compared to 4% of lease revenue for each of the same periods in 1997. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Operating expenses were $374,586 and $408,809 for the three and six months ended June 30, 1998, respectively, compared to $47,502 and $118,688 for the same periods in 1997. During the six months ended June 30, 1998, the Partnership incurred or accrued approximately $285,000 for certain legal and administrative expenses related to the Class Action Lawsuit described in Note 6 to the financial statements. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flow

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to pay management fees and operating costs. In addition, in 1997 such cash inflows were used to satisfy debt service obligations associated with leveraged leases. Operating activities generated a net cash outflow of $349,047 and a net cash inflow of $364,318 for the six months ended June 30, 1998 and 1997, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1998, the Partnership realized $686,895 in equipment sale proceeds compared to $111,000 for the same period in 1997. In addition, the Partnership received $21,566 from a lessee prior to 1997 representing an equipment purchase option. These funds were classified as deferred rental income on the Statement of Financial Position at December 31, 1996. During the six months ended June 30, 1997, the Partnership sold the equipment and such funds were recognized as equipment sale proceeds. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. The Partnership's notes payable were fully amortized during 1997.

     Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1998, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $165,286. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                         PART I. FINANCIAL INFORMATION

Recognized Owners were allocated 95% of these distributions, or $157,022, and the General Partner was allocated 5%, or $8,264. The second quarter 1998 cash distribution was paid on July 14, 1998.

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

     The future liquidity of the Partnership will be influenced by the foregoing, as well as the outcome of the Class Action Lawsuit described in Note 6 to the accompanying financial statements. The General Partner anticipates that cash proceeds resulting from the collection of contractual rents and the outcome of residual activities will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of future quarterly cash distributions are anticipated.

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

                 AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP


                        By: AFG Leasing IV Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                        By:      /s/ Michael J. Butterfield
                                 Michael J. Butterfield
                                 ----------------------------------------------
                                 Treasurer of AFG Leasing IV Incorporated
                                 (Duly Authorized Officer and
                                 Principal Accounting Officer)


                        Date:    August 14, 1998
                                 ----------------------------------------------


                        By:      /s/Gary M. Romano
                                 ----------------------------------------------
                                 Gary M. Romano
                                 Clerk of AFG Leasing IV Incorporated
                                 (Duly Authorized Officer and
                                 Principal Financial Officer)


                        Date:    August 14, 1998
                                 ----------------------------------------------