Form 10-Q
period 1999-06-30
AMERICAN INCOME PARTNERS V C LTD PARTNERSHIP
filed 1999-08-13
CIK 847559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended      JUNE 30, 1999
                                -----------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ to _________________________

                                __________________


For Quarter Ended June 30, 1999                      Commission File No. 0-19134


                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                   04-3077437
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)                 Identification No.)


88 BROAD STREET, BOSTON, MA                     02110
---------------------------------------         -------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                   ----------------------------

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X     No_____

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

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX





                                                                                                   Page
                                                                                                   -----

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at June 30, 1999 and December 31, 1998                                                   3

         Statement of Operations
              for the three and six months ended June 30, 1999 and 1998                                4

         Statement of Cash Flows
              for the six months ended June 30, 1999 and 1998                                          5

         Notes to the Financial Statements                                                          6-10


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                  11-16


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                                      17



                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1999 and December 31, 1998

                                   (Unaudited)


                                                              June 30,        December 31,
                                                               1999              1998
                                                            -----------       ------------

ASSETS

Cash and cash equivalents                                   $ 3,296,738       $ 2,913,800

Rents receivable                                                 11,699            17,052

Accounts receivable - affiliate                                 131,385           260,794

Equipment at cost, net of accumulated depreciation
   of $4,936,168 and $6,710,529 at June 30, 1999
   and December 31, 1998, respectively                           39,354            52,472
                                                            -----------       ------------

      Total assets                                          $ 3,479,176       $ 3,244,118
                                                            -----------       ------------
                                                            -----------       ------------


LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                         $   214,318       $   270,940
Accrued liabilities - affiliate                                  48,199             8,236
Deferred rental income                                           18,000             2,470
Other liabilities                                                  --             201,000
Cash distributions payable to partners                           82,643            82,643
                                                            -----------       ------------

      Total liabilities                                         363,160           565,289
                                                            -----------       ------------

Partners' capital (deficit):
   General Partner                                             (875,709)         (897,569)
   Limited Partnership Interests
   (930,443 Units; initial purchase price of $25 each)        3,991,725         3,576,398
                                                            -----------       ------------

      Total partners' capital                                 3,116,016         2,678,829
                                                            -----------       ------------

      Total liabilities and partners' capital               $ 3,479,176       $ 3,244,118
                                                            -----------       ------------
                                                            -----------       ------------


                     The accompanying notes are an integral
                       part of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1999 and 1998

                                   (Unaudited)



                                                   Three Months                  Six Months
                                                   Ended June 30,              Ended June 30,
                                                 1999          1998          1999          1998
                                               --------      --------      --------      --------

Income:

    Lease revenue                              $118,189      $170,449      $259,530      $347,255

    Interest income                              42,616        24,521        78,229        50,395

    Gain on sale of equipment                   425,825       495,995       425,825       505,995
                                               --------      --------      --------      --------

         Total income                           586,630       690,965       763,584       903,645
                                               --------      --------      --------      --------


Expenses:

    Depreciation                                  6,559        18,455        13,118        70,533

    Equipment management fees - affiliate         5,672         8,285        12,502        16,888

    Operating expenses - affiliate               82,626       374,586       135,491       408,809
                                               --------      --------      --------      --------

         Total expenses                          94,857       401,326       161,111       496,230
                                               --------      --------      --------      --------

Net income                                     $491,773      $289,639      $602,473      $407,415
                                               --------      --------      --------      --------
                                               --------      --------      --------      --------

Net income
   per limited partnership unit                $   0.50      $   0.30      $   0.62      $   0.42
                                               --------      --------      --------      --------
                                               --------      --------      --------      --------

Cash distributions declared

   per limited partnership unit                $   0.08      $   0.08      $   0.17      $   0.17
                                               --------      --------      --------      --------
                                               --------      --------      --------      --------


                     The accompanying notes are an integral
                       part of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1999 and 1998

                                   (Unaudited)


                                                                                 1999              1998
                                                                              -----------       -----------

Cash flows from (used in) operating activities:
Net income                                                                    $   602,473       $   407,415

Adjustments to reconcile net income to net cash from (used in) operating activities:
       Depreciation                                                                13,118            70,533
       Gain on sale of equipment                                                 (425,825)         (505,995)

Changes in assets and liabilities Decrease (increase) in:
       Rents receivable                                                             5,353            11,373
       Accounts receivable - affiliate                                            129,409          (597,408)
    Increase (decrease) in:
       Accrued liabilities                                                        (56,622)          277,919
       Accrued liabilities - affiliate                                             39,963           (12,884)
       Deferred rental income                                                      15,530              --
       Other liabilities                                                         (201,000)             --
                                                                              -----------       -----------

          Net cash from (used in) operating activities                            122,399          (349,047)
                                                                              -----------       -----------

Cash flows from investing activities:
    Proceeds from equipment sales                                                 425,825           686,895
                                                                              -----------       -----------

          Net cash from investing activities                                      425,825           686,895
                                                                              -----------       -----------

Cash flows used in financing activities:
    Distributions paid                                                           (165,286)         (165,286)
                                                                              -----------       -----------

          Net cash used in financing activities                                  (165,286)         (165,286)
                                                                              -----------       -----------

Net increase in cash and cash equivalents                                         382,938           172,562

Cash and cash equivalents at beginning of period                                2,913,800         1,880,014
                                                                              -----------       -----------

Cash and cash equivalents at end of period                                    $ 3,296,738       $ 2,052,576
                                                                              -----------       -----------
                                                                              -----------       -----------


                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                                  June 30, 1999

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1999 and December 31, 1998 and results of operations for the three and six month periods ended June 30, 1999 and 1998 have been made and are reflected.


NOTE 2 - CASH AND CASH EQUIVALENTS

     At June 30, 1999, the Partnership had $3,182,593 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $181,384 are due as follows:


           For the year ending June 30, 2000            $ 157,648
                                        2001              23,736
                                                        ---------
                                       Total            $ 181,384
                                                        ---------
                                                        ---------



NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at June 30, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 1999 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)



                                    Remaining
                                    Lease Term        Equipment
    Equipment Type                   (Months)          At Cost
-----------------------             ----------       -----------

Construction and mining                1-18          $2,345,427
Communications                            0           1,278,350
Retail store fixtures                     0             589,255
Materials handling                        0             550,472
Motor vehicles                            0             212,018
                                                     -----------

                       Total equipment cost           4,975,522

                   Accumulated depreciation          (4,936,168)
                                                     -----------
 Equipment, net of accumulated depreciation          $   39,354
                                                     -----------
                                                     -----------



     At June 30, 1999, the Partnership was not holding any equipment not subject to a lease and no equipment was held for sale or re-lease. The summary above includes equipment being leased on a month-to-month basis.


NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1999 and 1998, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                                              1999                   1998
                                                          -------------          ------------

     Equipment management fees                            $      12,502          $     16,888
     Administrative charges                                      51,460                27,846
     Reimbursable operating expenses
         due to third parties                                    84,031               380,963
                                                          -------------          ------------

                                     Total                $     147,993          $    425,697
                                                          -------------          ------------
                                                          -------------          ------------


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1999, the Partnership was owed $131,385 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1999.

     Administrative charges represent amounts owed to EFG, pursuant to Section
10.4 of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), for persons employed by EFG who are engaged in providing administrative services to the Partnership. Administrative charges and reimbursable operating expenses for the six months ended June 30, 1999 include adjustments for 1998 actual costs of approximately $16,000 and $11,000, respectively.

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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was preliminarily approved by the Court on August 20, 1998 when the Court issued its "Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement" (the "August 20 Order").

     On March 12, 1999, counsel for the Plaintiffs and the Defendants entered into an amended stipulation of settlement (the "Amended Stipulation") which was filed with the Court on March 12, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999 (the "March 22 Order"). The Amended Stipulation, among other things, divides the Class Action Lawsuit into two separate sub-classes that can be settled individually. On May 26, 1999, the Court issued an Order and Final Judgment approving settlement of one of the sub-classes. Settlement of the second sub-class, involving the Partnership and 10 affiliated partnerships (collectively referred to as the "Exchange Partnerships"), is expected to remain pending for a longer period due, in part, to the complexity of the proposed settlement pertaining to this class. Prior to issuing a final order approving the settlement of the second sub-class involving the Partnership, the Court will hold a fairness hearing that will be open to all interested parties and permit any party to object to the settlement. The investors of the Partnership and all other plaintiff sub-class members will receive a Notice of Settlement and other information pertinent to the settlement of their claims that will be mailed to them in advance of the fairness hearing.

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

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)

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

     In the absence of the Court's authorization to enter into such activities, the Partnership's Restated Agreement, as amended, would not permit new investment activities without the approval of limited partners owning a majority of the Partnership's outstanding Units. Accordingly, to the extent that the Partnership invests in new equipment, the Manager (being EFG) will (i) defer, until the earlier of the effective date of the Consolidation or December 31, 1999, any acquisition fees resulting therefrom and (ii) limit its management fees on all such assets to 2% of rental income. In the event that the Consolidation is consummated, all such acquisition and management fees will be paid to Newco. To the extent that the Partnership invests in other business activities not consisting of equipment acquisitions, the Manager will forego any acquisition fees and management fees related to such investments. In the event that the Partnership has acquired new investments, but the Partnership does not participate in the Consolidation, Newco will acquire such new investments for an amount equal to the Partnership's net equity investment plus an annualized return thereon of 7.5%. Finally, in the event that the Partnership has acquired new investments and the Consolidation is not effected, the General Partner will use its best efforts to divest all such new investments in an orderly and timely fashion and the Manager will cancel or return to the Partnership any acquisition or management fees resulting from such new investments. To date, the General Partner has not authorized new investment activities involving the Partnership.

     The Amended Stipulation and previous Stipulation of Settlement prescribe certain conditions necessary to effecting a final settlement, including providing the partners of the Exchange Partnerships with the opportunity to object to the participation of their partnership in the Consolidation. Assuming the proposed settlement is effected according to present terms, the Partnership's share of legal fees and expenses related to the Class Action Lawsuit is estimated to be approximately $63,000 all of which was accrued and expensed by the Partnership in 1998. In addition, the Partnership's share of fees and expenses related to the proposed Consolidation is estimated to be approximately $224,000, all of which also was accrued and expensed by the Partnership in 1998.

     While the Court's August 20 Order enjoined certain class members, including all of the partners of the Partnership, from transferring, selling, assigning, giving, pledging, hypothecating, or otherwise disposing of any Units pending the Court's final determination of whether the settlement should be approved, the March 22 Order permits the partners to transfer Units to family members or as a result of the divorce, disability or death of the partner. No other transfers are permitted pending the Court's final determination of whether the settlement should be approved. The provision of the August 20 Order which enjoined the General Partners of the Exchange Partnerships from, among other things, recording any transfers not in accordance with the Court's order remains effective.

     There can be no assurance that settlement of the sub-class involving the Exchange Partnerships will receive final Court approval and be effected. There also can be no assurance that all or any of the Exchange Partnerships will participate in the Consolidation because if limited partners owning more than one-third of the outstanding Units of a partnership object to the Consolidation, then that partnership will be excluded from the

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)


Consolidation. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that a final settlement of the sub-class involving the Exchange Partnerships will be achieved. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome.

     In addition to the foregoing, the Partnership is a party to other lawsuits that have arisen out of the conduct of its business, principally involving disputes or disagreements with lessees over lease terms and conditions. Refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for a description of these matters. The following are updates to the Partnership's prior disclosures on Form 10-K for 1998:

ACTION INVOLVING TRANSMERIDIAN AIRLINES

     On November 9, 1998, First Security Bank, N.A., as trustee of the Partnership and certain affiliated investment programs (collectively, the "Plaintiffs), filed an action in Superior Court of the Commonwealth of Massachusetts in Suffolk County against Prime Air, Inc. d/b/a Transmeridian Airlines ("Transmeridian"), Atkinson & Mullen Travel, Inc., and Apple Vacations, West, Inc., both d/b/a Apple Vacations, asserting various causes of action for declaratory judgment and breach of contract. The action subsequently was removed to United States District Court for the District of Massachusetts. Transmeridian filed counterclaims for breach of contract, quantum meruit, conversion, breach of the implied covenant of good faith and fair dealing, and violation of M.G.L.
c. 93A. The Plaintiffs subsequently filed an Amended Complaint asserting claims for breaches of contract and covenant of good faith and fair dealing against Transmeridian and breach of guaranty against Apple Vacations.

     The Plaintiffs are seeking damages for, among other things, breach of contract arising out of Transmeridian's refusal to repair or replace burned engine blades found in one engine during a pre-return inspection of an aircraft leased by Transmeridian from the Plaintiffs, a Boeing 727-251 ADV aircraft (the "Aircraft"). The estimated cost to repair the engine and lease a substitute engine during the repair period was approximately $488,000. Repairs were completed in June 1999. The Plaintiffs intend to enforce written guarantees issued by Apple Vacations that absolutely and unconditionally guarantee Transmeridian's performance under the lease agreement and are seeking recovery of all costs, lost revenue and monetary damages in connection with this matter. Notwithstanding the foregoing, the Plaintiffs were required to advance the cost of repairing the engine and leasing a substitute engine and cannot be certain whether the guarantees will be enforced. Therefore, the Partnership accrued and expensed its share of these costs, or approximately $23,000 in 1998 and $7,000 in 1999. Discovery is ongoing and a trial date has been tentatively scheduled for April 17, 2000. The General Partner plans to vigorously pursue this action; however, it is too early to predict the Plaintiffs' likelihood of success. This aircraft was sold in June 1999.

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

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements in this quarterly report of American Income Partner's V-C Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 6 to the accompanying financial statements and the remarketing of the Partnership's equipment.

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

     EFG's primary information software was coded by a third party at the point of original design to use a four-digit field to identify calendar year. All of the Partnership's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and have required only minor modifications to function properly with respect to dates in the year 2000 and thereafter. EFG understands that each of its and the Partnership's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried indicated that their systems would be Year 2000 compliant by the end of 1998.

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

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998:

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

RESULTS OF OPERATIONS

     For the three and six months ended June 30, 1999, the Partnership recognized lease revenue of $118,189 and $259,530 compared to $170,449 and $347,255 for the same periods in 1998. The decrease in lease revenue from 1998 to 1999 resulted principally from renewal lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

     The Partnership's equipment portfolio (until the second quarter of 1999) included certain assets in which the Partnership held a proportionate ownership interest. In such cases, the remaining interests were owned by an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enabled the Partnership to further diversify its equipment portfolio at inception by participating in the ownership of selected assets, thereby reducing the general levels of risk which could have resulted from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

     For the three and six months ended June 30, 1999, the Partnership sold equipment that had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $425,825, all of which occurred during the three months ended June 30, 1999. For the three and six months ended June 30, 1998, the Partnership sold equipment having a net book value of $180,900 which resulted in net gains of $495,995 and $505,995, respectively. The net gain in 1999 includes $408,000 related to the sale of the Partnership's interests in two aircraft (see further discussion below).

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

     The total economic value realized for each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the equipment.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


     Depreciation expense for the three and six months ended June 30, 1999 was $6,559 and $13,118, respectively, compared to $18,455 and $70,533 for the same periods in 1998. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Management fees were approximately 4.8% of lease revenue for each of the three and six months ended June 30, 1999 compared to 4.9% for each of the same periods in 1998. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses were $82,626 and $135,491 for the three and six months ended June 30, 1999, respectively, compared to $374,586 and $408,809 for the same periods in 1998. Operating expenses in 1999 include approximately $7,000 related to the refurbishment of an aircraft engine (see discussion below) and an adjustment for 1998 actual administrative charges and third party costs of approximately $27,000. During the six months ended June 30, 1998, the Partnership incurred or accrued $285,000 for certain legal and Consolidation expenses related to the Class Action Lawsuit described in Note 6 to the financial statements. Other operating expenses consist principally of professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to pay management fees and operating costs. Operating activities generated a net cash inflow of $122,399 and a net cash outflow of $349,047 for the six months ended June 30, 1999 and 1998, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities also will decline as the Partnership experiences a higher frequency of remarketing events.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1999 and 1998, the Partnership realized $425,825 and $686,895 in equipment sale proceeds. Sale proceeds in 1999 include $408,000 related to the Partnership's interests in two Boeing 727-251 ADV jet aircraft discussed below. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     In January 1999, upon expiration of the lease term, the Partnership and certain affiliated investment programs (collectively, the "Programs") entered into an agreement to sell a Boeing 727-251 ADV jet aircraft to the lessee for $2,450,000. The sale agreement permitted the lessee to return the aircraft to the Programs, subject to certain conditions, on or before April 10, 1999.

     During the first quarter of 1999, the Partnership received $86,941, representing a portion of the Partnership's total sale proceeds with the remainder of the sale proceeds being received in the second quarter of 1999, subsequent to the expiration of the lessee's option to return the aircraft. In aggregate, the Partnership received

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



$147,000 for its interest in this aircraft. Due to the contingent nature of the sale, the Partnership deferred recognition of the sale until expiration of the return option on April 10, 1999. The Partnership's interest in the aircraft had a cost of $583,038 and was fully depreciated, resulting in a net gain, for financial statement purposes, of $147,000.

     In November 1998, the Programs entered into a separate agreement to sell their ownership interests in a different Boeing 727-251 ADV jet aircraft and three engines (collectively the "Aircraft") to a third party (the "Purchaser") for $4,350,000. In December 1998, the Purchaser remitted $3,350,000 for the Aircraft, excluding one of three engines which had been damaged while the Aircraft was leased to Transmeridian Airlines ("Transmeridian"). (See Note 6 to the accompanying financial statements regarding legal action undertaken by the Programs related to Transmeridian and the damaged engine). The Purchaser also deposited $1,000,000 into a third-party escrow account (the "Escrow") pending repair of the damaged engine and re-installation of the refurbished engine on the Aircraft. Upon installation, the escrow agent was obligated to transfer the Escrow amount plus interest thereon to the Programs. The engine was refurbished at the expense of the Programs. The associated cost was approximately $374,000, of which the Partnership's share was approximately $23,000. The Partnership accrued $16,000 of these costs in 1998 and the balance was incurred during the six months ended June 30, 1999.

     The Programs also were required to reimburse the Purchaser for its cost to lease a substitute engine during the period that the damaged engine was being repaired. This cost was approximately $114,000, of which the Partnership's share was approximately $7,000, all of which was accrued in 1998 in connection with the litigation referenced above.

     In addition, the purchase and sale agreement permitted the Purchaser to return the Aircraft to the Programs, subject to a number of conditions, for $4,350,000, reduced by an amount equivalent to $450 multiplied by the number of flight hours since the Aircraft's most recent C Check. Among the conditions precedent to the Purchaser's returning the Aircraft, the Purchaser must have completed its intended installation of hush-kitting on the Aircraft to conform to Stage 3 noise regulations. This work was completed in January 1999. The Purchaser's return option was to expire on May 15, 1999.

     Due to the contingent nature of the sale, the Partnership deferred recognition of the sale and a resulting gain until expiration of the Purchaser's return option on May 15, 1999. The Partnership's share of the December proceeds was $201,000, which amount was deposited into EFG's customary escrow account and transferred to the Partnership, together with the Partnership's other December rental receipts, in January 1999. Upon the installation of the refurbished engine on the Aircraft, the remainder of the sale consideration, or $1,000,000 and the interest thereon, was released from the escrow account to the Programs. The Partnership's share of this payment was $60,950, including interest of $950. In aggregate, the Partnership received sales proceeds of $261,000 for its interest in the Aircraft. The Partnership's interest in the Aircraft had a cost of $648,738 and was fully depreciated, resulting in a net gain, for financial statement purposes, of $261,000.

     At June 30, 1999, the Partnership was due aggregate future minimum lease payments of $181,384 from contractual lease agreements (see Note 3 to the financial statements). At the expiration of the individual renewal lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third-party. Accordingly, as the terms of the currently existing contractual lease agreements expire, the cash flows of the Partnership will become less predictable. In addition, the Partnership will need cash outflows to pay management fees and operating expenses.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



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

     Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1999, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancing of $165,286. In accordance with the Restated Agreement, as amended, the Recognized Owners were allocated 95% of these distributions, or $157,022, and the General Partner was allocated 5%, or $8,264. The second quarter 1999 cash distribution was paid on July 15, 1999.

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

     For financial reporting purposes, the General Partner has accumulated a capital deficit at June 30, 1999. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1998, the General Partner had a positive tax capital account balance.

     The outcome of the Class Action Lawsuit described in Note 6 to the accompanying financial statements will be the principal factor in determining the future of the Partnership's operations. A preliminary court order has allowed the Partnership to invest in new equipment or other activities, subject to certain limitations, effective March 22, 1999. Until the Class Action Lawsuit is adjudicated, the General Partner does not expect that the level of future quarterly cash distributions paid by the Partnership will be increased above amounts paid in the second

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



quarter of 1999. The proposed settlement, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies.

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



                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP


                               By: AFG Leasing IV Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                               By:  /s/  Michael J. Butterfield
                                    -------------------------------------------
                                    Michael J. Butterfield
                                    Treasurer of AFG Leasing IV Incorporated
                                    (Duly Authorized Officer and
                                    Principal Accounting Officer)


                               Date: August 13, 1999
                                    -------------------------------------------


                               By:  /s/  Gary Romano
                                    -------------------------------------------
                                    Gary M. Romano
                                    Clerk of AFG Leasing IV Incorporated
                                    (Duly Authorized Officer and
                                    Principal Financial Officer)


                               Date: August 13, 1999
                                    -------------------------------------------