Form 10-Q
period 1999-09-30
AMERICAN INCOME PARTNERS V C LTD PARTNERSHIP
filed 1999-11-12
CIK 847559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended      September 30, 1999
                               ------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------   -------------------------

                               --------------------




For Quarter Ended September 30, 1999                 Commission File No. 0-19134


                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                            04-3077437
-----------------------------------------   ------------------------------------
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                     Identification No.)

88 BROAD STREET, BOSTON, MA                            02110
-----------------------------------------   ------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
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

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX





                                                                                      Page

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at September 30, 1999 and December 31, 1998                                 3

         Statement of Operations
              for the three and nine months ended September 30, 1999 and 1998             4

         Statement of Cash Flows
              for the nine months ended September 30, 1999 and 1998                       5


         Notes to the Financial Statements                                             6-11

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                     12-16


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                         17

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1999 and December 31, 1998

                                   (Unaudited)


                                                          September 30,       December 31,
                                                              1999                1998
                                                          -------------       ------------

ASSETS

Cash and cash equivalents                                  $ 3,377,372      $ 2,913,800

Rents receivable                                                  --             17,052

Accounts receivable - affiliate                                 32,786          260,794

Equipment at cost, net of accumulated depreciation
   of $3,536,765 and $6,710,529 at September 30, 1999
   and December 31, 1998, respectively                          32,795           52,472
                                                           -----------      -----------

      Total assets                                         $ 3,442,953      $ 3,244,118
                                                           ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                        $   183,263      $   270,940
Accrued liabilities - affiliate                                  9,495            8,236
Deferred rental income                                          18,000            2,470
Other liabilities                                                 --            201,000
Cash distributions payable to partners                          82,643           82,643
                                                           -----------      -----------

      Total liabilities                                        293,401          565,289
                                                           -----------      -----------

Partners' capital (deficit):
   General Partner                                            (874,032)        (897,569)
   Limited Partnership Interests
   (930,443 Units; initial purchase price of $25 each)       4,023,584        3,576,398
                                                           -----------      -----------

      Total partners' capital                                3,149,552        2,678,829
                                                           -----------      -----------

      Total liabilities and partners' capital              $ 3,442,953      $ 3,244,118
                                                           ===========      ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1999 and 1998

                                   (Unaudited)


                                                   Three Months                     Nine Months
                                                Ended September 30,               Ended September 30,
                                                  1999          1998           1999           1998
                                              ----------    -----------     ----------     ----------
Income:

    Lease revenue                             $   86,039     $  160,325     $  345,569     $  507,580

    Interest income                               42,563         35,289        120,792         85,684

    Gain on sale of equipment                     40,501            200        466,326        506,195
                                              ----------     ----------     ----------     ----------

         Total income                            169,103        195,814        932,687      1,099,459
                                              ----------     ----------     ----------     ----------


Expenses:

    Depreciation                                   6,559         18,558         19,677         89,091

    Equipment management fees - affiliate          4,064          7,779         16,566         24,667

    Operating expenses - affiliate                42,301         44,866        177,792        453,675
                                              ----------     ----------     ----------     ----------

         Total expenses                           52,924         71,203        214,035        567,433
                                              ----------     ----------     ----------     ----------


Net income                                    $  116,179     $  124,611     $  718,652     $  532,026
                                              ==========     ==========     ==========     ==========


Net income
   per limited partnership unit               $     0.12     $     0.13     $     0.73     $     0.54
                                              ==========     ==========     ==========     ==========

Cash distributions declared
   per limited partnership unit               $     0.08     $     0.08     $     0.25     $     0.25
                                              ==========     ==========     ==========     ==========



                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1999 and 1998

                                   (Unaudited)

                                                         1999              1998
                                                     -----------      ------------
Cash flows from (used in) operating activities:
Net income                                           $   718,652      $   532,026

Adjustments to reconcile net income to
   net cash from operating activities:
       Depreciation                                       19,677           89,091
       Gain on sale of equipment                        (466,326)        (506,195)

Changes in assets and liabilities
    Decrease in:
       Rents receivable                                   17,052            5,073
       Accounts receivable - affiliate                   228,008           85,663
    Increase (decrease) in:
       Accrued liabilities                               (87,677)         278,300
       Accrued liabilities - affiliate                     1,259           (7,259)
       Deferred rental income                             15,530           (2,425)
       Other liabilities                                (201,000)            --
                                                     -----------      -----------

          Net cash from operating activities             245,175          474,274
                                                     -----------      -----------

Cash flows from investing activities:
    Proceeds from equipment sales                        466,326          687,096
                                                     -----------      -----------

          Net cash from investing activities             466,326          687,096
                                                     -----------      -----------

Cash flows used in financing activities:
    Distributions paid                                  (247,929)        (247,929)
                                                     -----------      -----------

          Net cash used in financing activities         (247,929)        (247,929)
                                                     -----------      -----------

Net increase in cash and cash equivalents                463,572          913,441

Cash and cash equivalents at beginning of period       2,913,800        1,880,014
                                                     -----------      -----------

Cash and cash equivalents at end of period           $ 3,377,372      $ 2,793,455
                                                     ===========      ===========




                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                               September 30, 1999

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1999 and December 31, 1998 and results of operations for the nine month periods ended September 30, 1999 and 1998 have been made and are reflected.


NOTE 2 - CASH

     At September 30, 1999, American Income Partners V-C Limited Partnership (the "Partnership") had $3,262,449 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 6 regarding the Class Action Lawsuit. Future minimum rents of $129,672 are due as follows:

           For the year ending September 30,   2000           $     108,748
                                               2001                  20,924
                                                              -------------

                                              Total           $     129,672
                                                              =============


NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at September 30, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 1999 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)



                                                          Remaining
                                                         Lease Term             Equipment
         Equipment Type                                  (Months)                At Cost
---------------------------------                        -----------          --------------
Construction and mining                                       0-15            $    2,345,427
Retail store fixtures                                            0                   589,255
Materials handling                                               0                   422,860
Motor vehicles                                                   0                   212,018
                                                                            ----------------

                                               Total equipment cost                3,569,560

                                           Accumulated depreciation               (3,536,765)
                                                                            -----------------
                         Equipment, net of accumulated depreciation         $         32,795
                                                                            ================


     At September 30, 1999, the Partnership was not holding any equipment not subject to a lease and no equipment was held for sale or re-lease. The summary above includes equipment being leased on a month-to-month basis.


NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1999 and 1998, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                     1999               1998
                                                 -------------      ------------

     Equipment management fees                   $      16,566            24,667
     Administrative charges                             66,571            41,769
     Reimbursable operating expenses
         due to third parties                          111,221           411,906
                                                 -------------      ------------

                                 Total           $     194,358      $    478,342
                                                 =============      ============


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1999, the Partnership was owed $32,786 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1999.

     Administrative charges represent amounts owed to EFG, pursuant to Section
10.4 of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), for persons employed by EFG who are engaged in providing administrative services to the Partnership. Administrative charges and reimbursable operating expenses for the nine months ended September 30, 1999 include adjustments for 1998 actual costs of approximately $16,000 and $11,000, respectively.

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

     On March 12, 1999, counsel for the Plaintiffs and the Defendants entered into an amended stipulation of settlement (the "Amended Stipulation") which was filed with the Court on March 12, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999 (the "March 22 Order"). The Amended Stipulation, among other things, divided the Class Action Lawsuit into two separate sub-classes that could be settled individually. On May 26, 1999, the Court issued an Order and Final Judgment approving settlement of one of the sub-classes. Settlement of the second sub-class, involving the Partnership and 10 affiliated partnerships (collectively referred to as the "Exchange Partnerships"), remains pending due, in part, to the complexity of the proposed settlement pertaining to this class. Prior to issuing a final order approving the settlement of the second sub-class involving the Partnership, the Court will hold a fairness hearing that will be open to all interested parties and permit any party to object to the settlement. The investors of the Partnership and all other plaintiff sub-class members will receive a Notice of Settlement and other information pertinent to the settlement of their claims that will be mailed to them in advance of the fairness hearing.

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

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)


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

     One of the principal objectives of the Consolidation is to create a company that would have the potential to generate more value for the benefit of existing limited partners than other alternatives, including continuing the Partnership's customary business operations until all of its assets are disposed in the ordinary course of business. To facilitate the realization of this objective, the Amended Stipulation provides, among other things, that commencing March 22, 1999, the Exchange Partnerships may collectively invest up to 40% of the total aggregate net asset values of all of the Exchange Partnerships in any investment, including additional equipment and other business activities that the general partners of the Exchange Partnerships and EFG reasonably believe to be consistent with the anticipated business interests and objectives of Newco, subject to certain limitations, including that the Exchange Partnerships retain sufficient cash balances to pay their respective shares of the cash distribution that is part of the proposed settlement and Consolidation.

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

ACTION INVOLVING NORTHWEST AIRLINES, INC.

     On September 22, 1995, Investors Asset Holding Corp. and First Security Bank, N.A., trustees of the Partnership and certain affiliated investment programs (collectively, the "Plaintiffs"), filed an action in United States District Court for the District of Massachusetts against a lessee of the Partnership, Northwest Airlines, Inc. ("Northwest"). The Complaint alleges that Northwest did not fulfill its maintenance obligations under its Lease Agreements with the Plaintiffs and seeks declaratory judgment concerning Northwest's obligations and monetary damages. Northwest filed an Answer to the Plaintiffs' Complaint and a motion to transfer the venue of this proceeding to Minnesota. The Court denied Northwest's motion. On June 29, 1998, a United States Magistrate Judge recommended entry of partial summary judgment in favor of the Plaintiffs. Northwest appealed this decision. On April 15, 1999, the United States District Court Judge adopted the Magistrate Judge's recommendation and entered partial summary judgment in favor of the Plaintiffs on their claims for declaratory

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)


judgment. The Plaintiffs intend to make a demand upon Northwest for settlement. If no settlement is reached, the Plaintiffs will proceed to trial for an assessment of damages. No date has been set by the Court. The General Partner believes that the Plaintiff's claims ultimately will prevail and that the Partnership's financial position will not be adversely affected by the outcome of this action.

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

YEAR 2000 ISSUE

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Partnership uses information systems provided by Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG") and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG has completed its Year 2000 project at an aggregate cost of less than $50,000 and at a di minimus cost to the Partnership. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

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

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998:

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

RESULTS OF OPERATIONS

     For the three and nine months ended September 30, 1999, the Partnership recognized lease revenue of $86,039 and $345,569 compared to $160,325 and $507,580 for the same periods in 1998. The decrease in lease revenue from 1998 to 1999 resulted principally from lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments. In the future, lease revenue will continue to decline due to lease term expirations and equipment sales.

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

     For the three and nine months ended September 30, 1999, the Partnership sold equipment that had been fully depreciated to existing lessees and third parties. These sales resulted in net gains, for financial statement purposes, of $40,501 and $466,326, respectively. The net gain in 1999 includes $408,000 related to the sale of the Partnership's interests in two aircraft (see further discussion below).

     For the three and nine months ended September 30, 1998, the Partnership sold fully depreciated equipment and equipment having a net book value of $180,901 to existing lessees and third parties resulting in net gains, for financial statement purposes, of $200 and $506,195, respectively. The results of future sales of equipment will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale.

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

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


     Depreciation expense for the three and nine months ended September 30, 1999 was $6,559 and $19,677, respectively, compared to $18,558 and $89,091 for the same periods in 1998. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Management fees were approximately 4.7% and 4.8% of lease revenue for the three and nine months ended September 30, 1999, respectively, compared to 4.9% for each of the same periods in 1998. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses were $42,301 and $177,792 for the three and nine months ended September 30, 1999, respectively, compared to $44,866 and $453,675 for the same periods in 1998. Operating expenses in 1999 include approximately $7,000 related to the refurbishment of an aircraft engine (see discussion below) and an adjustment for 1998 actual administrative charges and third party costs of approximately $27,000. During the nine months ended September 30, 1998, the Partnership incurred or accrued $285,000 for certain legal and Consolidation expenses related to the Class Action Lawsuit described in Note 6 to the financial statements. Other operating expenses consist principally of professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to pay management fees and operating costs. Operating activities generated net cash inflows of $245,175 and $474,274 for the nine months ended September 30, 1999 and 1998, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities also will decline as the Partnership experiences a higher frequency of remarketing events.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1999 and 1998, the Partnership realized equipment sale proceeds of $466,326 and $687,096, respectively. Sale proceeds in 1999 include $408,000 related to the Partnership's interests in two Boeing 727-251 ADV jet aircraft discussed below. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     In January 1999, upon expiration of the lease term, the Partnership and certain affiliated investment programs (collectively, the "Programs") entered into an agreement to sell a Boeing 727-251 ADV jet aircraft to the lessee for $2,450,000. The sale agreement permitted the lessee to return the aircraft to the Programs, subject to certain conditions, on or before April 10, 1999.

     During the first quarter of 1999, the Partnership received $86,941, representing a portion of the Partnership's total sale proceeds with the remainder of the sale proceeds being received in the second quarter of 1999,

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


subsequent to the expiration of the lessee's option to return the aircraft. In aggregate, the Partnership received $147,000 for its interest in this aircraft. Due to the contingent nature of the sale, the Partnership deferred recognition of the sale until expiration of the return option on April 10, 1999. The Partnership's interest in the aircraft had a cost of $583,038 and was fully depreciated, resulting in a net gain, for financial statement purposes, of $147,000.

     In November 1998, the Programs entered into a separate agreement to sell their ownership interests in a different Boeing 727-251 ADV jet aircraft and three engines (collectively the "Aircraft") to a third party (the "Purchaser") for $4,350,000. In December 1998, the Purchaser remitted $3,350,000 for the Aircraft, excluding one of three engines which had been damaged while the Aircraft was leased to Transmeridian Airlines ("Transmeridian"). (See Note 6 to the accompanying financial statements regarding legal action undertaken by the Programs related to Transmeridian and the damaged engine). The Purchaser also deposited $1,000,000 into a third-party escrow account (the "Escrow") pending repair of the damaged engine and re-installation of the refurbished engine on the Aircraft. Upon installation, the escrow agent was obligated to transfer the Escrow amount plus interest thereon to the Programs. The engine was refurbished at the expense of the Programs. The associated cost was approximately $374,000, of which the Partnership's share was approximately $23,000. The Partnership accrued $16,000 of these costs in 1998 and the balance was incurred during the nine months ended September 30, 1999.

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

     At September 30, 1999, the Partnership was due aggregate future minimum lease payments of $129,672 from contractual lease agreements (see Note 3 to the financial statements). At the expiration of the individual renewal lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third-party.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


     Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on the accompanying Statement of Cash Flows. For the nine months ended September 30, 1999, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancing of $247,929. In accordance with the Restated Agreement, as amended, the Recognized Owners were allocated 95% of these distributions, or $235,533, and the General Partner was allocated 5%, or $12,396. The third quarter 1999 cash distribution was paid on October 15, 1999.

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

     The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 6 to the financial statements presented in the Partnership's 1998 Annual Report). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss and the difference between distributions (declared vs. paid) for income tax and financial reporting purposes. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

     For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 1999. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1998, the General Partner had a positive tax capital account balance.

     The outcome of the Class Action Lawsuit described in Note 6 to the accompanying financial statements will be the principal factor in determining the future of the Partnership's operations. A preliminary court order has allowed the Partnership to invest in new equipment or other activities, subject to certain limitations, effective March 22, 1999. Until the Class Action Lawsuit is adjudicated, the General Partner does not expect that the level of future quarterly cash distributions paid by the Partnership will be increased above amounts paid in the third quarter of 1999. The proposed settlement, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies.

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


                              Date: November 12, 1999
                                   -------------------------------------------


                              By:   /s/ Gary M. Romano
                                   ---------------------------------------------
                                    Gary M. Romano
                                    Clerk of AFG Leasing IV Incorporated
                                    (Duly Authorized Officer and
                                    Principal Financial Officer)


                              Date: November 12, 1999
                                   ---------------------------------------------