Form 10-Q
period 2000-03-31
AMERICAN INCOME PARTNERS V C LTD PARTNERSHIP
filed 2000-05-15
CIK 847559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

/ X X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

                                       OR

/    / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from____________________ to__________________________


For Quarter Ended March 31, 2000                    Commission File No. 0-19134


                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     MASSACHUSETTS                                               04-3077437
--------------------------------                          ---------------------
(State or other jurisdiction of                                 (IRS Employer
  incorporation or organization)                             Identification No.)

88 BROAD STREET, BOSTON, MA                                         02110
----------------------------------------                  ---------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code    (617) 854-5800
                                                      --------------


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
Yes         No
    ---        ---

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX


                                                                                          PAGE
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at March 31, 2000 and December 31, 1999                                       3

         Statement of Operations
              for the three months ended March 31, 2000 and 1999                            4

         Statement of Cash Flows
              for the three months ended March 31, 2000 and 1999                            5

         Notes to the Financial Statements                                                6-8


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                        9-12


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                           13

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                      March 31, 2000 and December 31, 1999

                                   (Unaudited)


                                                                         March 31,                       December 31,
                                                                           2000                              1999
                                                                       -----------                      --------------
ASSETS

Cash and cash equivalents                                          $         1,045,017               $         3,389,520

Rents receivable                                                                71,587                            87,000

Accounts receivable                                                             22,307                                --

Accounts receivable - affiliate                                                 31,264                            27,866

Note receivable                                                              2,390,000                                --

Equipment at cost, net of accumulated depreciation
   of $2,960,645 and $2,954,086 at March 31, 2000
   and December 31, 1999, respectively                                          19,677                            26,236
                                                                   -------------------               -------------------

        Total assets                                               $         3,579,852               $         3,530,622
                                                                   ===================               ===================


LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                                $           190,868               $           218,567
Accrued liabilities - affiliate                                                  2,673                            10,419
Deferred rental income                                                              --                            18,000
Cash distributions payable to partners                                              --                            82,643
                                                                   -------------------               -------------------

        Total liabilities                                                      193,541                           329,629
                                                                   -------------------               -------------------

Partners' capital (deficit):
General Partner                                                               (862,195)                         (871,461)
Limited Partnership Interests
   (930,443 Units; initial purchase price of $25 each)                       4,248,506                         4,072,454
                                                                   -------------------               -------------------

        Total partners' capital                                              3,386,311                         3,200,993
                                                                   -------------------               -------------------

        Total liabilities and partners' capital                    $         3,579,852               $         3,530,622
                                                                   ===================               ===================


                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                                                                         2000                   1999
                                                                                   ---------------        ----------------
Income:

     Lease revenue                                                                  $       171,318        $       141,341

     Interest income                                                                         62,113                 35,613
                                                                                    ---------------        ---------------

         Total income                                                                       233,431                176,954
                                                                                    ---------------        ---------------


Expenses:

     Depreciation                                                                             6,559                  6,559

     Equipment management fees - affiliate                                                    8,326                  6,830

     Operating expenses - affiliate                                                          33,228                 52,865
                                                                                    ---------------        ---------------

         Total expenses                                                                      48,113                 66,254
                                                                                    ---------------        ---------------


Net income                                                                          $       185,318        $       110,700
                                                                                    ===============        ===============


Net income
     per limited partnership unit                                                   $          0.19        $          0.11
                                                                                    ===============        ===============

Cash distribution declared
     per limited partnership unit                                                   $            --        $          0.08
                                                                                    ===============        ===============


                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                                                                          2000                   1999
                                                                                    ---------------        ---------------
Cash flows from (used in) operating activities:
Net income                                                                          $       185,318        $       110,700

Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                                         6,559                  6,559

Changes in assets and liabilities Decrease (increase) in:
         Rents receivable                                                                    15,413                 11,888
         Accounts receivable                                                                (22,307)                    --
         Accounts receivable - affiliate                                                     (3,398)               193,074
     Increase (decrease) in:
         Accrued liabilities                                                                (27,699)               (34,200)
         Accrued liabilities - affiliate                                                     (7,746)                 7,121
         Deferred rental income                                                             (18,000)                (2,470)
         Other liabilities                                                                       --                 86,941
                                                                                    ---------------        ---------------

              Net cash from operating activities                                            128,140                379,613
                                                                                    ---------------        ---------------

Cash flows used in investing activities:
     Note receivable                                                                     (2,390,000)                    --
                                                                                    ---------------        ---------------

              Net cash used in investing activities                                      (2,390,000)                    --
                                                                                    ---------------        ---------------

Cash flows used in financing activities:
     Distributions paid                                                                     (82,643)               (82,643)
                                                                                    ---------------        ---------------

              Net cash used in financing activities                                         (82,643)               (82,643)
                                                                                    ---------------        ---------------

Net increase (decrease) in cash and cash equivalents                                     (2,344,503)               296,970

Cash and cash equivalents at beginning of period                                          3,389,520              2,913,800
                                                                                    ---------------        ---------------

Cash and cash equivalents at end of period                                          $     1,045,017        $     3,210,770
                                                                                    ===============        ===============


                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                                 March 31, 2000

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1999 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1999 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2000 and December 31, 1999 and results of operations for the three month periods ended March 31, 2000 and 1999 have been made and are reflected.


NOTE 2 - CASH

     At March 31, 2000, American Income Partners V-C Limited Partnership (the "Partnership") had $929,651 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 6 to the financial statements presented in the Partnership's 1999 Annual Report regarding the Class Action Lawsuit. Future minimum rents of $412,798 are due as follows:

           For the year ending March 31, 2001                 $     224,248
                                         2002                       188,550
                                                              -------------

                                         Total                $     412,798
                                                              =============


NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at March 31, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 2000 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)


                                                             REMAINING
                                                             LEASE TERM                       EQUIPMENT
         EQUIPMENT TYPE                                      (MONTHS)                          AT COST
         --------------                                      ----------                       ----------
Construction and mining                                           0-24                      $    2,345,427
Materials handling                                                   0                             422,877
Motor vehicles                                                       0                             212,018
                                                                                          ----------------

                                                   Total equipment cost                          2,980,322

                                               Accumulated depreciation                         (2,960,645)
                                                                                          ----------------

                             Equipment, net of accumulated depreciation                     $       19,677
                                                                                          ================

     At March 31, 2000, all of the Partnership's equipment was subject to contracted leases or being leased on a month-to-month basis.


NOTE  5 - NOTE RECEIVABLE

     On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") (see Note 6 to the financial statements presented in the Partnership's 1999 Annual Report) collectively loaned $32 million to Echelon Residential Holdings LLC, a newly-formed real estate development company that will be owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only investor in Echelon Residential Holdings LLC who is related to EFG.

     The Partnership's participation in the loan is $2,390,000. Echelon Residential Holdings LLC, through a subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida based real estate company. The loan has a term of 30 months maturing on September 7, 2002 and bears interest at the annual rate of 14% for the first 24 months and 18% for the final six months of the term. Interest accrues and compounds monthly but is not payable until maturity. The Partnership accrued interest income of $22,307 related to this loan during the three months ended March 31, 2000. In connection with the transaction, Echelon Residential Holdings LLC has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.


NOTE 6 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 2000 and 1999, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                                              2000                   1999
                                                          -------------          ------------
     Equipment management fees                            $       8,326          $      6,830
     Administrative charges                                      10,014                13,923
     Reimbursable operating expenses
         due to third parties                                    23,214                38,942
                                                          -------------          ------------

                                     Total                $      41,554          $     59,695
                                                          =============          ============

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)


     All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 2000, the Partnership was owed $31,264 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 2000.


NOTE 7 - LEGAL PROCEEDINGS

     As described more fully in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. In addition, the Partnership's 1999 Annual Report describes certain other pending litigation that has arisen out of the conduct of the Partnership's business, principally involving disputes or disagreements with lessees over lease terms and conditions.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements in this quarterly report of American Income Partners V-C Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 6 to the financial statements presented in the Partnership's 1999 Annual Report, the remarketing of the Partnership's equipment, and the performance of the Partnership's non-equipment assets.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999:

     The Partnership was organized in 1989 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 6 to the financial statements presented in the Partnership's 1999 Annual Report. Pursuant to the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), the Partnership is scheduled to be dissolved by December 31, 2001.

RESULTS OF OPERATIONS

     For the three months ended March 31, 2000, the Partnership recognized lease revenue of $171,318 compared to $141,341 for the same period in 1999. The increase in lease revenue from 1999 to 2000 resulted principally from the renewal of certain lease agreements. In the future, lease revenue will decline due to lease term expirations and equipment sales.

     The Partnership's equipment portfolio (until the second quarter of 1999) included certain assets in which the Partnership held a proportionate ownership interest. In such cases, the remaining interests were owned by an affiliated equipment leasing program sponsored by Equis Financial Group Limited Partnership ("EFG"). Proportionate equipment ownership enabled the Partnership to further diversify its equipment portfolio at inception by participating in the ownership of selected assets, thereby reducing the general levels of risk which could have resulted from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually reported, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

     Interest income for the three months ended March 31, 2000 was $62,113 compared to $35,613 for the same period in 1999. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. During the three months ending March 31, 2000, interest income included interest earned on a note receivable from Echelon Residential Holdings LLC in the amount of $22,307 (see below). The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

     There were no equipment sales during either of the three month periods ended March 31, 2000 and 1999. It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

     The ultimate realization of residual value for any type of equipment is dependent upon many factors, including EFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

     The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of any future gain or loss reported in the financial statements will not necessarily be indicative of the total residual value the Partnership achieved from leasing the equipment.

     Depreciation expense was $6,559 for each of the three months ended March 31, 2000 and 1999. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Management fees were approximately 4.9% and 4.8% of lease revenue for the three months ended March 31, 2000 and 1999, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses were $33,228 for the three months ended March 31, 2000 compared to $52,865 for the same period in 1999. In 1999, operating expenses included approximately $5,000 related to the refurbishment of an aircraft engine (see discussion below). Other operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to pay management fees and operating costs. Operating activities generated net cash inflows of $128,140 and $91,672 (excluding the receipt of proceeds of $287,941 related to the deferred aircraft sales, discussed below) for the three months ended March 31, 2000 and 1999, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities also will decline as the Partnership experiences a higher frequency of remarketing events.

     There were no equipment sales during either of the three month periods ended March 31, 2000 and 1999. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     During the three months ended March 31, 1999, the Partnership received $86,941, representing a portion of the sale proceeds from its interest in an aircraft that was sold by the Partnership and certain affiliated investment programs (collectively, the "Programs"). The remainder of the Partnership's sale proceeds was received in the second quarter of 1999. The sale was treated as a deferred sale due to certain contingencies that were not

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


satisfied until the second quarter of 1999. The proceeds received during the three months ended March 31, 1999 were recorded as other liabilities prior to the recognition of the sale. See the Partnership's 1999 Annual Report for further discussion.

     In December 1998, the Partnership sold its interest in a second aircraft for proceeds of $261,000, of which $201,000 was deposited into EFG's customary escrow account and transferred to the Partnership in January 1999. Due to certain associated contingencies, the Partnership deferred recognition of the sale until the second quarter of 1999. In connection with this sale, the Partnership accrued costs of approximately $5,000 during the three months ended March 31, 1999 to refurbish an engine damaged while the aircraft was leased to Transmeridian Airlines ("Transmeridian"). See Note 6 to the financial statements presented in the Partnership's 1999 Annual Report regarding legal action undertaken by the Programs related to Transmeridian and the damaged engine. See the Partnership's 1999 Annual Report for further discussion of this deferred sale.

     At March 31, 2000, the Partnership was due aggregate future minimum lease payments of $412,798 from contractual lease agreements (see Note 3 to the financial statements). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third-party.

     In connection with a preliminary settlement agreement for the Class Action Lawsuit described in Note 6 to the financial statements presented in the Partnership's 1999 Annual Report, the Partnership is permitted to invest in new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") (see Note 6 to the financial statements presented in the Partnership's 1999 Annual Report) collectively loaned $32 million to Echelon Residential Holdings LLC, a newly-formed real estate development company that will be owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only investor in Echelon Residential Holdings LLC who is related to EFG.

     The Partnership's participation in the loan is $2,390,000. Echelon Residential Holdings LLC, through a subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida based real estate company. The loan has a term of 30 months maturing on September 7, 2002 and bears interest at the annual rate of 14% for the first 24 months and 18% for the final six months of the term. Interest accrues and compounds monthly but is not payable until maturity. In connection with the transaction, Echelon Residential Holdings LLC has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

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

     Cash distributions to the General Partner and Recognized Owners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


under financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared for the quarter ended March 31, 2000 (see discussion below).

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

     The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 5 to the financial statements presented in the Partnership's 1999 Annual Report). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss and the difference between distributions (declared vs. paid) for income tax and financial reporting purposes. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

     For financial reporting purposes, the General Partner has accumulated a capital deficit at March 31, 2000. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1999, the General Partner had a positive tax capital account balance.

     The outcome of the Class Action Lawsuit described in Note 6 to the financial statements presented in the Partnership's 1999 Annual Report will be the principal factor in determining the future of the Partnership's operations. The proposed settlement to that lawsuit, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. In addition, commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is adjudicated.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                    FORM 10-Q

                           PART II. OTHER INFORMATION



         Item 1.             Legal Proceedings
                             Response:

                             Refer to Note 7 to the financial
                             statements herein.

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



                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP


                         By: AFG Leasing IV Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                         By:      /s/  Michael J. Butterfield
                                  ---------------------------------------------
                                  Michael J. Butterfield
                                  Treasurer of AFG Leasing IV Incorporated
                                  (Duly Authorized Officer and
                                  Principal Accounting Officer)


                         Date:    May 15, 2000
                                  ---------------------------------------------


                         By:      /s/  Gary M. Romano
                                  ---------------------------------------------
                                  Gary M. Romano
                                  Clerk of AFG Leasing IV Incorporated
                                  (Duly Authorized Officer and
                                  Principal Financial Officer)


                         Date:    May 15, 2000
                                  ---------------------------------------------