Form 10-Q/A
period 2000-03-31
AMERICAN INCOME PARTNERS V C LTD PARTNERSHIP
filed 2000-08-14
CIK 847559

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                               AMENDMENT NO. 1 TO

                                   FORM 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended March 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from          to

For Quarter Ended March 31, 2000                     Commission File No. 0-19134

                               ----------------

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [_]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                               AMENDMENT NO. 1 TO
                                   FORM 10-Q

                                     INDEX

                                                                                        Page
                                                                                        ----
PART I. FINANCIAL INFORMATION:

     Item 1.    Financial Statements

                Statement of Financial Position
                 at March 31, 2000 and December 31, 1999..............................     3

                Statement of Operations
                 for the three months ended March 31, 2000 and 1999...................     4

                Statement of Cash Flows
                 for the three months ended March 31, 2000 and 1999...................     5

                Notes to the Financial Statements.....................................   6-8

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations................................................  9-13

PART II. OTHER INFORMATION:

     Items 1--6 ......................................................................    14

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION

                      March 31, 2000 and December 31, 1999
                                  (Unaudited)

                                                       March 31,   December 31,
                                                         2000*         1999
                                                       ----------  ------------
ASSETS
Cash and cash equivalents............................  $1,045,017   $3,389,520
Rents receivable.....................................          --       87,000
Accounts receivable--affiliate.......................      31,264       27,866
Investment in real estate venture....................   2,387,661           --
Equipment at cost, net of accumulated depreciation of
 $2,960,645 and $2,954,086 at March 31, 2000 and
 December 31, 1999, respectively.....................      19,677       26,236
                                                       ----------   ----------
    Total assets.....................................  $3,483,619   $3,530,622
                                                       ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL
Accrued liabilities..................................  $  204,604   $  218,567
Accrued liabilities--affiliate.......................          --       10,419
Deferred rental income...............................          --       18,000
Cash distributions payable to partners...............          --       82,643
                                                       ----------   ----------
    Total liabilities................................     204,604      329,629
                                                       ----------   ----------
Partners' capital (deficit):
 General Partner.....................................    (867,560)    (871,461)
 Limited Partnership Interests (930,443 Units;
  initial purchase
  price of $25 each).................................   4,146,575    4,072,454
                                                       ----------   ----------
    Total partners' capital..........................   3,279,015    3,200,993
                                                       ----------   ----------
    Total liabilities and partners' capital..........  $3,483,619   $3,530,622
                                                       ==========   ==========

--------
*Amended from previous filing, see Note 1.



   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS

               For the three months ended March 31, 2000 and 1999
                                  (Unaudited)

                                                                2000*    1999
                                                               ------- --------
Income:
 Lease revenue................................................ $84,318 $141,341
 Interest income..............................................  39,806   35,613
                                                               ------- --------
    Total income.............................................. 124,124  176,954
                                                               ------- --------
Expenses:
 Depreciation.................................................   6,559    6,559
 Equipment management fees--affiliate.........................   3,976    6,830
 Operating expenses--affiliate................................  33,228   52,865
 Partnership's share of unconsolidated real estate venture's
  loss........................................................   2,339       --
                                                               ------- --------
    Total expenses............................................  46,102   66,254
                                                               ------- --------
Net income.................................................... $78,022 $110,700
                                                               ======= ========
Net income per limited partnership unit....................... $  0.08 $   0.11
                                                               ======= ========
Cash distribution declared per limited partnership unit....... $    -- $   0.08
                                                               ======= ========

--------
*Amended from previous filing, see Note 1.


   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS

               For the three months ended March 31, 2000 and 1999
                                  (Unaudited)

                                                           2000*        1999
                                                        -----------  ----------
Cash flows provided by (used in) operating activities:
Net income............................................  $    78,022  $  110,700
Adjustments to reconcile net income to net cash pro-
 vided by
 operating activities:
  Depreciation........................................        6,559       6,559
  Partnership's share of unconsolidated real estate
   venture's losses...................................        2,339          --
Changes in assets and liabilities
 Decrease (increase) in:
  Rents receivable....................................       87,000      11,888
  Accounts receivable--affiliate......................       (3,398)    193,074
 Increase (decrease) in:
  Accrued liabilities.................................      (13,963)    (34,200)
  Accrued liabilities--affiliate......................      (10,419)      7,121
  Deferred rental income..............................      (18,000)     (2,470)
  Other liabilities...................................           --      86,941
                                                        -----------  ----------
    Net cash provided by operating activities.........      128,140     379,613
                                                        -----------  ----------
Cash flows used in investing activities:
 Investment in real estate venture....................   (2,390,000)         --
                                                        -----------  ----------
    Net cash used in investing activities.............   (2,390,000)         --
                                                        -----------  ----------
Cash flows used in financing activities:
 Distributions paid...................................      (82,643)    (82,643)
                                                        -----------  ----------
    Net cash used in financing activities.............      (82,643)    (82,643)
                                                        -----------  ----------
Net (decrease) increase in cash and cash equivalents..   (2,344,503)    296,970
Cash and cash equivalents at beginning of period......    3,389,520   2,913,800
                                                        -----------  ----------
Cash and cash equivalents at end of period............  $ 1,045,017  $3,210,770
                                                        ===========  ==========

--------
*Amended from previous filing, see Note 1.


   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS

                                 March 31, 2000
                                  (Unaudited)

NOTE 1--BASIS OF PRESENTATION

   The financial statements presented herein are prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1999 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1999 Annual Report.

   In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2000 and December 31, 1999 and results of operations for the three month periods ended March 31, 2000 and 1999 have been made and are reflected.

   The Partnership's March 31, 2000 financial statements included herein have been adusted to reflect the correction of errors included in the original filing of the Partnership's March 31, 2000Form 10-Q. The correction of the errors in the Partnership's Amended March 31, 2000 Form 10-Q includes the reversal of an overstatement of lease revenues and management fee expense and the application of the appropriate accounting treatment of a loan made by the Partnership in March 2000. See further discussion of the loan included in Note 5 herein. The effect of the correction of the errors on the Partnership's Statement of Operations for the three months ended March 31, 2000 was to decrease total revenue by $109,307 and decrease total expenses by $2,011, resulting in a decrease to net income of $107,296 and a decrease to net income per limited partnership unit of $.11 per unit.

NOTE 2--CASH

   At March 31, 2000, American Income Partners V-C Limited Partnership (the "Partnership") had $929,651 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

NOTE 3--REVENUE RECOGNITION

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

        For the year ending March 31, 2001............................ $224,248
        2002..........................................................  188,550
                                                                       --------
        Total......................................................... $412,798
                                                                       ========

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

NOTE 4--EQUIPMENT

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

                                                   Remaining
                                                   Lease Term        Equipment
   Equipment Type                                   (Months)          at Cost
   --------------                                  ----------        ----------
   Construction and mining.................           0-24           $2,345,427
   Materials handling......................            0                422,877
   Motor vehicles..........................            0                212,018
                                                                     ----------
                                            Total equipment cost      2,980,322
                                            Accumulated depreciation  2,960,645
                                                                     ----------
                                            Equipment, net of
                                            accumulated depreciation $   19,677
                                                                     ==========

   At March 31, 2000, all of the Partnership's equipment was subject to contracted leases or being leased on a month-to-month basis.

NOTE 5--INVESTMENT IN REAL ESTATE VENTURE

   On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32.0 million to Echelon Residential Holdings LLC ("Echelon Residential Holdings"), a newly formed real estate development company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG.

   The Partnership's participation in the loan is $2,390,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential
LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

   Using the guidance set forth in the Third Notice to Practitioners by the American Institute of Certified Public Accountants ("AICPA") in February 1986 entitled "ADC Arrangements" (the "Third Notice"), the Partnership has evaluated this investment to determine whether loan, joint venture or real estate accounting is appropriate. Such determination affects the Partnership's balance sheet classification of the investment and the recognition of revenues derived therefrom. The Third Notice was issued to address those real estate acquisition, development and construction arrangements where a lender has virtually the same risk and potential awards as those of owners or joint ventures. Emerging Issues Task Force ("EITF") 86-21, "Application of the AICPA Notice to Practitioners regarding Acquisition, Development and Construction Arrangements to Acquisition of an Operating Property" expanded the applicability of the Third Notice to entities other than financial institutions.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

   Based on the applicability of the Third Notice, EITF 86-21 and consideration of the economic substance of the transaction, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting.

   For the three months ended March 31, 2000, the Partnership's share of losses in Echelon Residential Holdings is $2,339 and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss".

NOTE 6--RELATED PARTY TRANSACTIONS

   All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 2000 and 1999, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                                 2000    1999
                                                                ------- -------
   Equipment management fees................................... $ 3,976 $ 6,830
   Administrative charges......................................  10,014  13,923
   Reimbursable operating expenses due to third parties........  23,214  38,942
                                                                ------- -------
       Total................................................... $37,204 $59,695
                                                                ======= =======

   All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 2000, the Partnership was owed $31,264 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 2000.

NOTE 7--LEGAL PROCEEDINGS

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

                               AMENDMENT NO. 1 TO
                                   FORM 10-Q

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

Three months ended March 31, 2000 compared to the three months ended March 31, 1999

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

Results of Operations

   For the three months ended March 31, 2000, the Partnership recognized lease revenue of $84,318 compared to $141,341 for the same period in 1999. The decrease in lease revenue from 1999 to 2000 resulted primarily from lease term expirations and sales of equipment. In the future, lease revenue will decline due to lease term expirations and equipment sales.

   Prior to the quarter ended June 30, 1999, the Partnership's equipment portfolio included certain assets in which the Partnership held a proportionate ownership interest. In such cases, the remaining interests were owned by an affiliated equipment leasing program sponsored by Equis Financial Group Limited Partnership ("EFG"). Proportionate equipment ownership enabled the Partnership to further diversify its equipment portfolio at inception by participating in the ownership of selected assets, thereby reducing the general levels of risk which could have resulted from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually reported, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

   Interest income for the three months ended March 31, 2000 was $39,806 compared to $35,613 for the same period in 1999. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. On March 8, 2000, the Partnership utilized $2,390,000 of available cash for a loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings") (See Note 5 to the financial statements herein). The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

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

   The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of any future gain or loss reported in the financial statements may not necessarily be indicative of the total residual value the Partnership achieved from leasing the equipment.

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

   Management fees were $3,976 and $6,830 for the three months ended March 31, 2000 and 1999, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

   Operating expenses were $33,228 for the three months ended March 31, 2000 compared to $52,865 for the same period in 1999. In 1999, operating expenses included approximately $5,000 related to the refurbishment of an aircraft engine. Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

   For the three months ended March 31, 2000, the Partnership's share of losses in Echelon Residential Holdings is $2,339 and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss". See further discussion below.

Liquidity and Capital Resources and Discussion of Cash Flows

   The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to pay management fees and operating costs. Operating activities generated net cash inflows of $128,140 and $91,672 (excluding the receipt of proceeds of

$287,941 related to the deferred aircraft sales, discussed below) for the three months ended March 31, 2000 and 1999, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities also will decline as the Partnership experiences a higher frequency of remarketing events. See additional discussion below regarding the loan made by the Partnership to Echelon Residential Holdings in March 2000.

   There were no equipment sales during either of the three month periods ended March 31, 2000 and 1999. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

   During the three months ended March 31, 1999, the Partnership received $86,941, representing a portion of the sale proceeds from its interest in an aircraft that was sold by the Partnership and certain affiliated investment programs (collectively, the "Programs"). The remainder of the Partnership's sale proceeds was received in the second quarter of 1999. The sale was treated as a deferred sale due to certain contingencies that were not satisfied until the second quarter of 1999. The proceeds received during the three months ended March 31, 1999 were recorded as other liabilities prior to the recognition of the sale. See the Partnership's 1999 Annual Report for further discussion.

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

   At March 31, 2000, the Partnership was due aggregate future minimum lease payments of $412,798 from contractual lease agreements. At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third-party.

   In connection with a preliminary settlement agreement for the Class Action Lawsuit described in Note 6 to the financial statements presented in the Partnership's 1999 Annual Report, the Partnership is permitted to invest in new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32 million to Echelon Residential Holdings, a newly-formed real estate development company owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG.

   The Partnership's participation in the loan is $2,390,000. Echelon Residential Holdings, through a subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida based real estate company. The loan has a term of 30 months maturing on September 8, 2002 and bears interest at the annual rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

   As discussed in Note 5 in the Partnership's financial statements, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss in Echelon Residential Holdings under the equity method of accounting.

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

   Cash distributions to the General Partner and Recognized Owners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared for the quarter ended March 31, 2000.

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

   The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes, generally referred to as permanent or timing differences. See Note 5 to the financial statements presented in the Partnership's 1999 Annual Report. For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss and the difference between distributions (declared vs. paid) for income tax and financial reporting purposes. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

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

                               AMENDMENT NO. 1 TO
                                   FORM 10-Q

                           PART II. OTHER INFORMATION

 Item 1.    Legal Proceedings
            Response:

            Refer to Note 7 to the financial statements herein.

 Item 2.    Changes in Securities
            Response: None

 Item 3.    Defaults upon Senior Securities
            Response: None

 Item 4.    Submission of Matters to a Vote of Security Holders
            Response: None

 Item 5.    Other Information
            Response: None

 Item 6(a). Exhibits
            27 Financial Data schedule

 Item 6(b). Reports on Form 8-K
            Response: None

                                 EXHIBIT INDEX
                                 -------------
 Exhibit    Description
 -------    -----------
 27         Financial Data Schedule

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

                             AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                             By: AFG Leasing IV Incorporated, a
                                Massachusetts corporation and the General
                                Partner of the Registrant.

                                       /s/ Michael J. Butterfield
                             By: ______________________________________________
                                           Michael J. Butterfield
                                  Treasurer of AFG Leasing IV Incorporated
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)

                             Date: August 14, 2000