Form 10-Q
period 2000-06-30
AMERICAN INCOME PARTNERS V C LTD PARTNERSHIP
filed 2000-08-14
CIK 847559

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended June 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from         to

                          Commission File No. 0-18364

                               ----------------

                American Income Partners V-C Limited Partnership
             (Exact name of registrant as specified in its charter)

                Massachusetts                                    04-3057303
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)

         88 Broad Street, Boston, MA                               02110
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

                                   FORM 10-Q

                                     INDEX

                                                                                     Page
                                                                                     ----
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

             Statement of Financial Position
              at June 30, 2000 and December 31, 1999...............................     3

             Statement of Operations
              for the three and six months ended June 30, 2000 and 1999............     4

             Statement of Cash Flows
              for the six months ended June 30, 2000 and 1999......................     5

             Notes to the Financial Statements.....................................   6-8

     Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations................................................  9-13

PART II. OTHER INFORMATION:

     Items 1-6......................................................................   14

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION

                      June 30, 2000 and December 31, 1999
                                  (Unaudited)

                                                         June 30,  December 31,
                                                           2000        1999
                                                        ---------- ------------
ASSETS
Cash and cash equivalents.............................. $1,137,894  $3,389,520
Rents receivable.......................................         --      87,000
Accounts receivable--affiliate.........................     21,619      27,866
Investment in real estate venture......................  2,374,677          --
Equipment at cost, net of accumulated depreciation of
 $2,808,506 and $2,954,086 at June 30, 2000 and
 December 31, 1999, respectively.......................     13,118      26,236
                                                        ----------  ----------
    Total assets....................................... $3,547,308  $3,530,622
                                                        ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL
Accrued liabilities.................................... $  195,914  $  218,567
Accrued liabilities--affiliate.........................      2,189      10,419
Deferred rental income.................................         --      18,000
Cash distributions payable to partners.................         --      82,643
                                                        ----------  ----------
    Total liabilities..................................    198,103     329,629
                                                        ----------  ----------
Partners' capital (deficit):
 General Partner.......................................   (864,050)   (871,461)
 Limited Partnership Interests (930,443 Units; initial
  purchase price of $25 each)..........................  4,213,255   4,072,454
                                                        ----------  ----------
    Total partners' capital............................  3,349,205   3,200,993
                                                        ----------  ----------
    Total liabilities and partners' capital............ $3,547,308  $3,530,622
                                                        ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS

           For the three and six months ended June 30, 2000 and 1999
                                  (Unaudited)

                          For the three months ended  For the six months ended
                                   June 30,                   June 30,
                          --------------------------- -------------------------
                              2000          1999          2000         1999
                          ------------- ------------- ------------ ------------
Income:
 Lease revenue........... $      77,355 $     118,189 $    161,673     $259,530
 Interest income.........        17,001        42,616       56,807       78,229
 Gain on sale of
  equipment..............        37,350       425,825       37,350      425,825
                          ------------- ------------- ------------ ------------
    Total income.........       131,706       586,630      255,830      763,584
                          ------------- ------------- ------------ ------------

Expenses:
 Depreciation............         6,559         6,559       13,118       13,118
 Equipment management
  fees--affiliate........         3,633         5,672        7,609       12,502
 Operating expenses--
  affiliate..............        38,340        82,626       71,568      135,491
 Partnership's share of
  unconsolidated real
  estate venture's loss..        12,984            --       15,323           --
                          ------------- ------------- ------------ ------------
    Total expenses.......        61,516        94,857      107,618      161,111
                          ------------- ------------- ------------ ------------
Net income............... $      70,190 $     491,773 $    148,212 $    602,473
                          ============= ============= ============ ============
Net income per limited
 partnership unit........ $         .07 $         .50 $        .15 $        .62
                          ============= ============= ============ ============
Cash distributions
 declared per limited
 partnership unit........ $          -- $         .08 $         -- $        .17
                          ============= ============= ============ ============



   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS

                For the six months ended June 30, 2000 and 1999
                                  (Unaudited)

                                                             2000        1999
                                                          ----------  ----------
Cash flows provided by (used in) operating activities:
Net income............................................... $  148,212  $  602,473
Adjustments to reconcile net income to net cash
 from operating activities:
  Depreciation...........................................     13,118      13,118
  Gain on sale of equipment..............................    (37,350)   (425,825)
  Partnership's share of unconsolidated real estate
   venture's loss........................................     15,323          --
Changes in assets and liabilities
 Decrease in:
  Rents receivable.......................................     87,000       5,353
  Accounts receivable--affiliate.........................      6,247     129,409
 Increase (decrease) in:
  Accrued liabilities....................................    (22,653)    (56,622)
  Accrued liabilities--affiliate.........................     (8,230)     39,963
  Deferred rental income.................................    (18,000)     15,530
  Other liabilities......................................         --    (201,000)
                                                          ----------  ----------
    Net cash provided by operating activities............    183,667     122,399
                                                          ----------  ----------

Cash flows provided by (used in) investing activities:
 Proceeds from equipment sales...........................     37,350     425,825
 Investment in real estate venture....................... (2,390,000)         --
                                                          ----------  ----------
    Net cash provided by (used in) investing activities.. (2,352,650)    425,825
                                                          ----------  ----------

Cash flows used in financing activities:
 Distributions paid......................................    (82,643)   (165,286)
                                                          ----------  ----------
    Net cash used in financing activities................    (82,643)   (165,286)
                                                          ----------  ----------
Net (decrease) increase in cash and cash equivalents..... (2,251,626)    382,938
Cash and cash equivalents at beginning of period.........  3,389,520   2,913,800
                                                          ----------  ----------
Cash and cash equivalents at end of period............... $1,137,894  $3,296,738
                                                          ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS

                                 June 30, 2000
                                  (Unaudited)

Note 1--Basis Of Presentation

   The financial statements presented herein are prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1999 Annual Report. Except as disclosed herein, there have been no material changes to the information presented in the footnotes to the 1999 Annual Report.

   In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 2000 and December 31, 1999 and results of operations for the three and six month periods ended June 30, 2000 and 1999 have been made and are reflected.

Note 2--Cash

   At June 30, 2000, American Income Partners V-C Limited Partnership (the "Partnership") had $1,021,703 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

Note 3--Revenue Recognition

   Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 6 to the financial statements presented in the Partnership's 1999 Annual Report regarding the Class Action Lawsuit. Future minimum rents of $356,736 are due as follows:

        For the year ending June 30, 2001.......................... $215,961
                         2002......................................  140,775
                                                                    --------
                        Total...................................... $356,736
                                                                    ========

Note 4--Equipment

   The following is a summary of equipment owned by the Partnership at June 30, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 2000 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                                   Remaining
                                                   Lease Term        Equipment,
              Equipment Type                        (Months)          at Cost
              --------------                      -----------        ----------
Construction and mining....................           6-21           $2,345,427
Materials handling.........................           0-9               264,179
Motor vehicles.............................            0                212,018
                                                                     ----------
                                            Total equipment cost      2,821,624
                                            Accumulated depreciation  2,808,506
                                                                     ----------
                                            Equipment, net of
                                            accumulated depreciation $   13,118
                                                                     ==========

   At June 30, 2000, all of the Partnership's equipment was subject to contracted leases or being leased on a month-to-month basis.

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

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

   The investment is net of the Partnership's share of losses in this real estate venture. For the three and six months ended June 30, 2000, the Partnership's share of losses is $ 12,984 and $15,323, respectively, and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss".

   The summarized financial information for Echelon Residential Holdings as of and for the six months ended June 30, 2000 is as follows:

                         (Unaudited)
      Total assets       $54,704,360
      Total liabilities  $50,914,020
      Total equity       $ 3,790,340

      Total revenues     $   905,751
      Total expenses     $ 2,593,700
      Net loss           $(1,687,949)

Note 6--Related Party Transactions

   All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 2000 and 1999, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                      For the six months ended
                                                              June 30,
                                                      ------------------------
                                                         2000         1999
                                                      ------------------------
Equipment management fees............................ $     7,609 $     12,502
Administrative charges...............................      25,206       51,460
Reimbursable operating expenses due to third
 parties.............................................      46,362       84,031
                                                      ----------- ------------
    Total............................................ $    79,177 $    147,993
                                                      =========== ============

   All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 2000, the Partnership was owed $21,619 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 2000.

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

Three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999

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

Results of Operations

   For the three and six months ended June 30, 2000, the Partnership recognized lease revenue of $77,355 and $161,673, respectively, compared to $118,189 and $259,530, respectively, for the same periods in 1999. The decrease in lease revenue from 1999 to 2000 resulted from the lease term expirations and the sale of equipment. In the future, lease revenue will continue to decline due to lease term expirations and equipment sales.

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

   Interest income for the three and six months ended June 30, 2000 was $17,001 and $56,807 compared to $42,616 and $78,229 for the same periods in 1999. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. On March 8, 2000, the Partnership utilized $2,390,000 of available cash for a loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). (See Note 5 to the financial statements herein). The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

   During the three months ended June 30, 2000 and 1999, the Partnership sold fully-depreciated equipment to existing lessees and third parties resulting in a net gain, for financial statement purposes, of $37,350 and $425,825, respectively. There were no equipment sales in the three months ended March 31, 2000 and 1999. The 1999 equipment sales included $408,000 related to the Partnership's interests in two Boeing 725-251 ADV aircraft.

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

   Depreciation expense was $6,559 and $13,118, respectively for each of the three and the six month periods ended June 30, 2000 and 1999. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

   Management fees were $3,633 and $7,609 for the three and six months ended June 30, 2000 compared to $5,672 and $12,502 for the same periods in 1999. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

   Operating expenses were $38,340 and $71,568, respectively, for the three and six months ended June 30, 2000 compared to $82,626 and $135,491, respectively, for the same periods in 1999. In 1999, operating expenses included approximately $7,000 related to the refurbishment of an aircraft engine and an adjustment for 1998 actual administrative charges and third-party costs of approximately $27,000. Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

   For the three and six months ended June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings were $12,984 and $15,323, respectively, and are reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss". See further discussion below.

Liquidity and Capital Resources and Discussion of Cash Flows

   The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to pay management fees and operating costs. Operating activities generated net cash inflows of $183,667 and $122,399 for the six months ended June 30, 2000 and 1999, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities also will decline as the Partnership experiences a higher frequency of remarketing events. See additional discussion below regarding the loan made by the Partnership to Echelon Residential Holdings in March 2000.

   Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 2000 and 1999, the Partnership realized equipment sale proceeds of $37,350 and $425,825, respectively. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

   In December 1998, the Partnership sold its interest in an aircraft for proceeds of $261,000, of which $201,000 was deposited into EFG's customary escrow account and transferred to the Partnership in January 1999. Due to certain associated contingencies, the Partnership deferred recognition of the sale until the second quarter of 1999. See the Partnership's 1999 Annual Report for further discussion of this deferred sale.

   At June 30, 2000, the Partnership was due aggregate future minimum lease payments of $356,736 from contractual lease agreements (see Note 3 to the financial statements). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third-party.

   In connection with a preliminary settlement agreement for the Class Action Lawsuit described in Note 6 to the financial statements presented in the Partnership's 1999 Annual Report, the Partnership is permitted to invest in new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32.0 million to Echelon Residential Holdings, a newly-formed real estate development company owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG.

   The Partnership's participation in the loan is $2,390,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential
LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential to the Exchange Partnerships as collateral.

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

   Cash distributions to the General Partner and Recognized Owners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared for the six months ended June 30, 2000.

   Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or release rents, and the residual value realized for each asset at its disposal date.

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

   For financial reporting purposes, the General Partner has accumulated a capital deficit at June 30, 2000. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General

Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1999, the General Partner had a positive tax capital account balance.

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