Form 10-Q
period 2000-09-30
AMERICAN INCOME PARTNERS V C LTD PARTNERSHIP
filed 2000-11-14
CIK 847559

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                   FORM 10-Q

                                     INDEX

                                                                                                        Page
                                                                                                       ------
PART I.  FINANCIAL INFORMATION:


            Item 1.  Financial Statements

                     Statement of Financial Position
                       at September 30, 2000 and December 31, 1999................................        3


                     Statement of Operations
                       for the three and nine months ended September 30, 2000 and 1999............        4


                     Statement of Cash Flows
                       for the nine months ended September 30, 2000 and 1999......................        5


                     Notes to the Financial Statements.............................................     6-9


            Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                       of Operations..............................................................    10-14


PART II.   OTHER INFORMATION:


            Items 1-6..............................................................................      15

               AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION

                   September 30, 2000 and December 31, 1999
                                  (Unaudited)


                                                                               September 30,        December 31,
                                                                                   2000                 1999
                                                                               -------------        -------------
ASSETS
Cash and cash equivalents................................................      $   1,197,902        $   3,389,520
Rents receivable.........................................................              3,317               87,000
Accounts receivable--affiliate...........................................             11,833               27,866
Investment in real estate venture........................................          2,335,930                    -
Equipment at cost, net of accumulated depreciation of $2,656,366 and
   $2,954,086 at September 30, 2000 and December 31, 1999, respectively                6,559               26,236
                                                                               -------------        -------------
          Total assets...................................................      $   3,555,541        $   3,530,622
                                                                               =============        =============


LIABILITIES AND PARTNERS' CAPITAL
Accrued liabilities......................................................      $     220,549        $     218,567
Accrued liabilities--affiliate...........................................             19,664               10,419
Deferred rental income...................................................               -                  18,000
Cash distributions payable to partners...................................               -                  82,643
                                                                               -------------        -------------
          Total liabilities..............................................            240,213              329,629
                                                                               -------------        -------------
Partners' capital (deficit):
   General Partner.......................................................           (865,744)            (871,461)
   Limited Partnership Interests (930,443 Units; initial purchase
     price of $25 each)..................................................          4,181,072            4,072,454
                                                                               -------------        -------------
          Total partners' capital........................................          3,315,328            3,200,993
                                                                               -------------        -------------
          Total liabilities and partners' capital........................      $   3,555,541        $   3,530,622
                                                                               =============        =============


  The accompanying notes are an integral part of these financial statements.

               AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS

        For the three and nine months ended September 30, 2000 and 1999
                                  (Unaudited)


                                                          For the three months ended        For the nine months ended
                                                                September 30,                     September 30,
                                                              2000             1999            2000             1999
                                                           ---------         --------        --------         --------
Income:
   Lease revenue.....................................   $      72,844    $      86,039    $     234,517    $     345,569
   Interest income...................................          19,218           42,563           76,025          120,792
   Gain on sale of equipment.........................          12,450           40,501           49,800          466,326
                                                        -------------    -------------    -------------    -------------
          Total income...............................         104,512          169,103          360,342          932,687
                                                        -------------    -------------    -------------    -------------

Expenses:
   Depreciation......................................           6,559            6,559           19,677           19,677
   Equipment management fees--affiliate..............           3,405            4,064           11,014           16,566
   Operating expenses--affiliate.....................          89,678           42,301          161,246          177,792
   Partnership's share of unconsolidated real estate
     venture's loss..................................          38,747                -           54,070                -
                                                        -------------    -------------    -------------    -------------
          Total expenses.............................         138,389           52,924          246,007          214,035
                                                        -------------    -------------    -------------    -------------
Net (loss) income....................................   $     (33,877)   $     116,179    $     114,335    $     718,652
                                                        =============    =============    =============    =============
Net (loss) income per limited partnership unit.......   $       (0.03)   $        0.12    $        0.12    $        0.73
                                                        =============    =============    =============    =============
Cash distributions declared per limited
   partnership unit..................................   $           -    $        0.08    $           -    $        0.25
                                                        =============    =============    =============    =============

  The accompanying notes are an integral part of these financial statements.

               AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS

             For the nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                                2000                 1999
                                                                             ----------           ----------
Cash flows provided by (used in) operating activities:
Net income............................................................     $     114,335        $     718,652
Adjustments to reconcile net income to net cash
   from operating activities:
     Depreciation.....................................................            19,677               19,677
     Gain on sale of equipment........................................           (49,800)            (466,326)
     Partnership's share of unconsolidated real estate venture's loss.            54,070                    -
Changes in assets and liabilities
   Decrease in:
     Rents receivable.................................................            83,683               17,052
     Accounts receivable--affiliate...................................            16,033              228,008
   Increase (decrease) in:
     Accrued liabilities..............................................             1,982              (87,677)
     Accrued liabilities--affiliate...................................             9,245                1,259
     Deferred rental income...........................................           (18,000)              15,530
     Other liabilities................................................                 -             (201,000)
                                                                           -------------        -------------
          Net cash provided by operating activities...................           231,225              245,175
                                                                           -------------        -------------

Cash flows provided by (used in) investing activities:
   Proceeds from equipment sales......................................            49,800              466,326
   Investment in real estate venture..................................        (2,390,000)                   -
                                                                           -------------        -------------
          Net cash (used in) provided by investing activities.........        (2,340,200)             466,326
                                                                           -------------        -------------

Cash flows used in financing activities:
   Distributions paid.................................................           (82,643)            (247,929)
                                                                           -------------        --------------
          Net cash used in financing activities.......................           (82,643)            (247,929)
                                                                           -------------        --------------

Net (decrease) increase in cash and cash equivalents..................        (2,191,618)             463,572
Cash and cash equivalents at beginning of period......................         3,389,520            2,913,800
                                                                           -------------        -------------
Cash and cash equivalents at end of period............................     $   1,197,902        $   3,377,372
                                                                           =============        =============

  The accompanying notes are an integral part of these financial statements.

               AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS

                              September 30, 2000
                                  (Unaudited)

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 2000 and December 31, 1999 and results of operations for the three and nine month periods ended September 30, 2000 and 1999 have been made and are reflected.

Note 2--Cash

     At September 30, 2000, American Income Partners V-C Limited Partnership (the "Partnership") had $1,079,989 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

Note 3--Revenue Recognition

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 6 to the financial statements presented in the Partnership's 1999 Annual Report regarding the Class Action Lawsuit. Future minimum rents of $357,114 are due as follows:

                  For the year ending September 30,
                         2001.........................     $  227,594
                         2002.........................        112,920
                         2003.........................         16,600
                                                           ----------
                                       Total..........     $  357,114
                                                           ==========

               AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

Note 4--Equipment

     The following is a summary of equipment owned by the Partnership at September 30, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 2000 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                       Remaining
                                       Lease Term                 Equipment,
       Equipment Type                   (Months)                   at Cost
       ---------------                  --------                   ---------
Construction and mining......             3-18                   $   2,345,433
Motor vehicles...............             34                           212,027
Materials handling...........             0-6                          105,465
                                                                 -------------
                              Total equipment cost                   2,662,925
                              Accumulated depreciation               2,656,366
                                                                 -------------
                              Equipment, net of
                                accumulated depreciation         $       6,559
                                                                 =============

     At September 30, 2000, all of the Partnership's equipment was subject to contracted leases or being leased on a month-to-month basis.

Note 5--Investment in Real Estate Venture

     On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32 million to Echelon Residential Holdings LLC ("Echelon Residential Holdings"), a newly formed real estate development company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.

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

Note 5--Investment in Real Estate Venture (continued)

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

     The Partnership's accompanying financial statements as of and for the three and nine months ended September 30, 2000 are presented in accordance with guidance above. The investment is net of the Partnership's share of losses in this real estate venture. For the three and nine months ended September 30, 2000, the Partnership's share of losses in Echelon Residential Holdings is $38,747 and $54,070, respectively, and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss".

     The summarized financial information for Echelon Residential Holdings as of September 30, 2000 and for the period March 8, 2000 (commencement of operations) through September 30, 2000 is as follows:

                                   (Unaudited)
                                   -----------
            Total assets........  $  63,457,759
            Total liabilities...  $  64,221,109
            Total deficit.......  $    (763,350)

            Total revenues......  $   1,565,618
            Total expenses......  $   5,109,324
            Net loss............  $  (3,543,706)

Note 6--Related Party Transactions

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 2000 and 1999, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                              For the nine months ended
                                                                    September 30,
                                                                  2000            1999
                                                              ----------       ----------
Equipment management fees................................     $   11,014       $   16,566
Administrative charges...................................         40,398           66,571
Reimbursable operating expenses due to third parties.....        120,848          111,221
                                                              ----------       ----------
          Total..........................................     $  172,260       $  194,358
                                                              ==========       ==========

     All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 2000, the Partnership was owed $11,833 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 2000.

               AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

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

Three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999

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

Results of Operations

     For the three and nine months ended September 30, 2000, the Partnership recognized lease revenue of $72,844 and $234,517, respectively, compared to $86,039 and $345,569, respectively, for the same periods in 1999. The decrease in lease revenue between 1999 and 2000 resulted primarily from lease term expirations and the sale of equipment. In the future, lease revenue will continue to decline due to lease term expirations and equipment sales.

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

     Interest income for the three and nine months ended September 30, 2000 was $19,218 and $76,025 compared to $42,563 and $120,792 for the same periods in 1999. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. On March 8, 2000, the Partnership utilized $2,390,000 of available cash for a loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). (See Note 5 to the financial statements herein). The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

     During the three and nine months ended September 30, 2000 and 1999, the Partnership sold fully-depreciated equipment to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $12,450 and $49,800, respectively, in 2000 and $40,501 and $466,326, respectively, in 1999. The gains on equipment sales during the nine months ended September 30, 1999 included $408,000 related to the sale of the Partnership's interests in two Boeing 725-251 ADV aircraft.

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

     Depreciation expense was $6,559 and $19,677, respectively, for each of the three and the nine month periods ended September 30, 2000 and 1999. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Management fees were $3,405 and $11,014 for the three and nine months ended September 30, 2000 compared to $4,064 and $16,566 for the same periods in 1999. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses were $89,678 and $161,246, respectively, for the three and nine months ended September 30, 2000 compared to $42,301 and $177,792, respectively, for the same periods in 1999. Operating expenses in 2000 include approximately $40,000 of costs incurred in connection with the Class Action Lawsuit discussed in Note 6 to the financial statements presented in the Partnership's 1999 Annual Report. In 1999, operating expenses included approximately $7,000 related to the refurbishment of an aircraft engine and an adjustment for 1998 actual administrative charges and third-party costs of approximately $27,000. Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

     For the three and nine months ended September 30, 2000, the Partnership's share of losses in Echelon Residential Holdings were $38,747 and $54,070, respectively, and are reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss". See further discussion below.

Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to pay management fees and operating costs. Operating activities generated net cash inflows of $231,225 and $245,175 for the nine months ended September 30, 2000 and 1999, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities also will decline as the Partnership experiences a higher frequency of remarketing events. See additional discussion below regarding the loan made by the Partnership to Echelon Residential Holdings in March 2000.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 2000 and 1999, the Partnership realized equipment sale proceeds of $49,800 and $466,326, respectively. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

     At September 30, 2000, the Partnership was due aggregate future minimum lease payments of $357,114 from contractual lease agreements (see Note 3 to the financial statements herein). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

     In connection with a preliminary settlement agreement for the Class Action Lawsuit described in Note 6 to the financial statements presented in the Partnership's 1999 Annual Report, the Partnership is permitted to invest in new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32 million to Echelon Residential Holdings, a newly-formed real estate development company owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG. In addition, certain affiliates of General Partner made loans to Echelon Residential Holdings in their individual capacities.

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

     As discussed in Note 5 to the Partnership's financial statements herein, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting.

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

     Cash distributions to the General Partner and Recognized Owners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared for the nine months ended September 30, 2000.

     Cash distributions paid to the Recognized Owners consisted of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or release rents, and the residual value realized for each asset at its disposal date.

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

     For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 2000. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1999, the General Partner had a positive tax capital account balance.

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


                               Date: November 14, 2000