Form 10-Q/A
period 2001-06-30
AMERICAN INCOME PARTNERS V C LTD PARTNERSHIP
filed 2001-11-14
CIK 847559

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

                                EXPLANATORY NOTE


After American Income Partners V-C Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended June 30, 2001 (the "June 30, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the June 30, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $2,390,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the three and six month periods ended June 30, 2001 and June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings was $55,027 and $104,076, and $12,984 and $15,323, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.

Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".

Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $55,027 and $104,076, respectively, previously recorded during the three and six months ended June 30, 2001 and $12,984 and $15,323, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $95,000 during the six months ended June 30, 2001 and $86,380 and $108,686, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $209,125, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $387,897 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $541,995 and $397,946, respectively, or $0.55 and $0.40, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $99,364 and $124,009, respectively, or $0.10 and $0.13, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

A  summary  of  the  significant  effects  of  the  restatement  is  as follows:


                         As of and for the Three Months Ended
                                       June 30, 2001


                                                           As
                                                       Previously       As
                                                        Reported     Restated
                                                      ------------  -----------
Statement of Operations
Income

Lease revenue                                         $    55,215   $   55,215
Interest income                                            14,035       14,035
Interest income - loan receivable                               -            -
Interest income - affiliate                                     -            -
Gain on sale of equipment                                     475          475
                                                      ------------  -----------
     Total income                                          69,725       69,725
                                                      ------------  -----------

Expenses

Depreciation                                                    -            -
Equipment management fees - affiliate                       2,760        2,760
Operating expenses - affiliate                            113,524      113,524
Write-down of impaired loan and interest receivable             -      597,022
Write-down of investment securities - affiliate                 -            -
Partnership's share of unconsolidated
  real estate venture's loss                               55,027            -
                                                      ------------  -----------
Total expenses                                            171,311      713,306

Net loss                                              $  (101,586)  $ (643,581)
                                                      ============  ===========
Net loss per limited partnership unit                 $     (0.10)  $    (0.66)
                                                      ============  ===========



Balance Sheet Data:

Total assets                                          $ 3,333,346   $3,409,707
                                                      ============  ===========
                                                      $   240,996   $  240,996
Total liabilities
Partners' capital (deficit)                              (876,893)    (873,075)
   General Partner                                      3,969,243    4,041,786
                                                      ------------  -----------
   Limited Partnership Interests                      $ 3,092,350   $3,168,711
                                                      ============  ===========
Total partners' capital                               $ 3,333,346   $3,409,707
                                                      ============  ===========

                          As of and for the Six Months Ended
                                       June 30, 2001

                                                           As
                                                       Previously       As
Statement of Operations                                 Reported     Restated
                                                      ------------  -----------
Income

Lease revenue                                         $   113,087   $  113,087
Interest income                                            26,786       26,786
Interest income - loan receivable                               -       95,000
Gain on sale of equipment                                     475          475
                                                      ------------  -----------
  Total income                                            140,348      235,348
                                                      ------------  -----------

Expenses

Equipment management fees - affiliate                       5,654        5,654
Operating expenses - affiliate                            194,198      194,198
Write-down of impaired loan and interest receivable             -      597,022
Partnership's share of unconsolidated
  real estate venture's loss                              104,076            -
                                                      ------------  -----------
  Total expenses                                          303,928      796,874
                                                      ------------  -----------

Net loss                                              $  (163,580)  $ (561,526)
                                                      ============  ===========
Net loss per limited partnership unit                 $     (0.17)  $    (0.57)
                                                      ============  ===========



Balance Sheet Data:

Total assets                                          $ 3,333,346   $3,409,707
                                                      ============  ===========
Total liabilities                                     $   240,996   $  240,996
Partners' capital (deficit)
   General Partner                                       (876,893)    (873,075)
   Limited Partnership Interests                        3,969,243    4,041,786
                                                      ------------  -----------
Total partners' capital                               $ 3,092,350   $3,168,711
                                                      ============  ===========

                         As of and for the Three Months Ended
                                       June 30, 2000


                                                           As
                                                       Previously       As
                                                        Reported     Restated
                                                      ------------  -----------
Statement of Operations
Income

Lease revenue                                         $    77,355   $   77,355
Interest income                                            17,001       17,001
Interest income - loan receivable                               -       86,380
Interest income - affiliate                                     -            -
Gain on sale of equipment                                  37,350       37,350
                                                      ------------  -----------
     Total income                                         131,706      218,086
                                                      ------------  -----------

Expenses

Depreciation                                                6,559        6,559
Equipment management fees - affiliate                       3,633        3,633
Operating expenses - affiliate                             38,340       38,340
Write-down of impaired loan and interest receivable             -            -
Write-down of investment securities - affiliate                 -            -
Partnership's share of unconsolidated
  real estate venture's loss                               12,984            -
                                                      ------------  -----------
Total expenses                                             61,516       48,532

Net income                                            $    70,190   $  169,554
                                                      ============  ===========
Net income per limited partnership unit               $      0.07   $     0.17
                                                      ============  ===========



Balance Sheet Data:

Total assets                                          $ 3,547,308   $3,671,317
                                                      ============  ===========
                                                      $   198,103   $  198,103
Total liabilities
Partners' capital (deficit)                              (864,050)    (857,850)
   General Partner                                      4,213,255    4,331,064
                                                      ------------  -----------
   Limited Partnership Interests                      $ 3,349,205   $3,473,214
                                                      ============  ===========
Total partners' capital                               $ 3,547,308   $3,671,317
                                                      ============  ===========

                          As of and for the Six Months Ended
                                       June 30, 2000

                                                           As
                                                       Previously       As
Statement of Operations                                 Reported     Restated
                                                      ------------  -----------
Income

Lease revenue                                         $   161,673   $  161,673
Interest income                                            56,807       56,807
Interest income - loan receivable                               -      108,686
Gain on sale of equipment                                  37,350       37,350
                                                      ------------  -----------
  Total income                                            255,830      364,516
                                                      ------------  -----------

Expenses

Depreciation                                               13,118       13,118
Equipment management fees - affiliate                       7,609        7,609
Operating expenses - affiliate                             71,568       71,568
Write-down of impaired loan and interest receivable             -            -
Partnership's share of unconsolidated
  real estate venture's loss                               15,323            -
                                                      ------------  -----------
  Total expenses                                          107,618       92,295
                                                      ------------  -----------

Net income                                            $   148,212   $  272,221
                                                      ============  ===========
Net income per limited partnership unit               $      0.15   $     0.28
                                                      ============  ===========



Balance Sheet Data:

Total assets                                          $ 3,547,308   $3,671,317
                                                      ============  ===========
Total liabilities                                     $   198,103   $  198,103
Partners' capital (deficit)
   General Partner                                       (864,050)    (857,850)
   Limited Partnership Interests                        4,213,255    4,331,064
                                                      ------------  -----------
Total partners' capital                               $ 3,349,205   $3,473,214
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
     Item 1. Financial Statements (Restated):

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

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)


                                                             June 30,      December 31,
 .                                                              2001            2000
 .                                                            Restated        Restated
ASSETS                                                     (See Note 1)    (See Note 1)
                                                           -------------  --------------

Cash and cash equivalents                                  $  1,197,775   $   1,192,547
Rents receivable                                                      -           3,745
Accounts receivable - affiliate                                  18,646          87,015
Prepaid expenses                                                 12,411               -
Interest receivable - loan, net of allowance of $387,897
  at June 30, 2001                                                    -         292,897
Loan receivable, net of allowance of $209,125
  at June 30, 2001                                            2,180,875       2,390,000
Equipment at cost, net of accumulated depreciation
  of $2,499,631 and $2,501,133 at June 30, 2001
  and December 31, 2000, respectively                                 -               -
                                                           -------------  --------------

      Total assets                                         $  3,409,707   $   3,966,204
                                                           =============  ==============


LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                        $    196,433   $     206,228
Accrued liabilities - affiliate                                  29,063          14,239
Deferred rental income                                           15,500          15,500
                                                           -------------  --------------
     Total liabilities                                          240,996         235,967
                                                           -------------  --------------

Partners' capital (deficit):
   General Partner                                             (873,075)       (844,999)
   Limited Partnership Interests
   (930,443 Units; initial purchase price of $25 each)        4,041,786       4,575,236
                                                           -------------  --------------
     Total partners' capital                                  3,168,711       3,730,237
                                                           -------------  --------------

     Total liabilities and partners' capital               $  3,409,707   $   3,966,204
                                                           =============  ==============








   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)


 .                                                    For the three months ended  For the nine months ended
 .                                                          September 30,              September 30,


 .                                                          2001           2000           2001           2000
 .                                                       Restated       Restated       Restated       Restated
INCOME                                                 (See Note 1)   (See Note 1)   (See Note 1)   (See Note 1)

Lease revenue                                         $     55,215   $     77,355   $    113,087   $    161,673
Interest income                                             14,035         17,001         26,786         56,807
Interest income - loan                                           -         86,380         95,000        108,686
Gain on sale of equipment                                      475         37,350            475         37,350
                                                      -------------  -------------  -------------  -------------
  Total income                                              69,725        218,086        235,348        364,516
                                                      -------------  -------------  -------------  -------------

EXPENSES

Depreciation                                                     -          6,559              -         13,118
Equipment management fees - affiliate                        2,760          3,633          5,654          7,609
Operating expenses - affiliate                             113,524         38,340        194,198         71,568
Write-down of impaired loan and interest receivable        597,022              -        597,022              -
                                                      -------------  -------------  -------------  -------------
  Total expenses                                           713,306         48,532        796,874         92,295
                                                      -------------  -------------  -------------  -------------

Net income (loss)                                     $   (643,581)  $    169,554   $   (561,526)  $    272,221
                                                      =============  =============  =============  =============



Net income (loss) per limited partnership
  unit                                                $      (0.66)  $       0.17   $      (0.57)  $       0.28
                                                      =============  =============  =============  =============
Cash distributions declared
   per limited partnership unit                       $         --   $         --   $         --   $         --
                                                      =============  =============  =============  =============













   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

 .                                                                2001           2000
 .                                                            Restated       Restated
 .                                                          (See Note 1)   (See Note 1)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net income (loss)                                         $   (561,526)  $    272,221
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation                                                       -         13,118
  Gain on sale of equipment                                       (475)       (37,350)
  Write-down of impaired loan and interest receivable          597,022              -
Changes in assets and liabilities:
  Rents receivable                                               3,745         87,000
  Accounts receivable - affiliate                               68,369          6,247
  Prepaid expenses                                             (12,411)             -
  Interest receivable - loan                                   (95,000)      (108,686)
  Accrued liabilities                                           (9,795)       (22,653)
  Accrued liabilities - affiliate                               14,824         (8,230)
  Deferred rental income                                             -        (18,000)
                                                          -------------  -------------
    Net cash provided by operating activities                    4,753        183,667
                                                          -------------  -------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Proceeds from equipment sales                                      475         37,350
Issuance of loan receivable                                          -     (2,390,000)
                                                          -------------  -------------
    Net cash provided by (used in) investing activities            475     (2,352,650)
                                                          -------------  -------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Distributions paid                                                   -        (82,643)
                                                          -------------  -------------
    Net cash used in financing activities                            -        (82,643)
                                                          -------------  -------------

Net increase (decrease) in cash and cash equivalents             5,228     (2,251,626)
Cash and cash equivalents at beginning of period             1,192,547      3,389,520
                                                          -------------  -------------
Cash and cash equivalents at end of period                $  1,197,775   $  1,137,894
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

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                                   (UNAUDITED)


NOTE  1  -  RESTATEMENT  OF  FINANCIAL  STATEMENTS
--------------------------------------------------

After American Income Partners V-C Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended June 30, 2001 (the "June 30, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the June 30, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $2,390,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the three and six month periods ended June 30, 2001 and June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings was $55,027 and $104,076, and $12,984 and $15,323, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.

Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".

Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $55,027 and $104,076, respectively, previously recorded during the three and six months ended June 30, 2001 and $12,984 and $15,323, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $95,000 during the six months ended June 30, 2001 and $86,380 and $108,686, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $209,125, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $387,897 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $541,995 and $397,946, respectively, or $0.55 and $0.40, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $99,364 and $124,009, respectively, or $0.10 and $0.13, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.


NOTE  2  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements, as restated, presented herein are prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under accounting principles generally accepted in the United States for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the Partnership's 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report on Amendment No. 2 Form 10-K/A.

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


NOTE  3  -  CASH
----------------

At June 30, 2001, the Partnership had $1,097,885 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


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

The discussion of the loan to Echelon Residential Holdings in Note 6 above is incorporated herein by reference.

NOTE  8  -  LEGAL  PROCEEDINGS
------------------------------

As described more fully in the Partnership's Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2000, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations.

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

------

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

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $55,027 and $104,076, respectively, previously recorded during the three and six months ended June 30, 2001 and $12,984 and $15,323, respectively, for the three and six months ended June 30, 2000.

 The Partnership also recognized interest income of $95,000 during the six months ended June 30, 2001 and $86,380 and $108,686, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $209,125, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $387,897 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $541,995 and $397,946, respectively, or $0.55 and $0.40, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $99,364 and $124,009, respectively, or $0.10 and $0.13, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.



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

Interest income for the three and six month periods ended June 30, 2001 was $14,035 and $121,786, compared to $103,381 and $165,493, respectively, for the same periods in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest on the loan receivable from Echelon Residential Holdings. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for the year December 31, 2000. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $55,027 and $104,076, respectively, previously recorded during the three and six months ended June 30, 2001 and $12,984 and $15,323, respectively, for the three and six months ended June 30, 2000.

 The Partnership also recognized interest income of $95,000 during the six months ended June 30, 2001 and $86,380 and $108,686, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $209,125, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $387,897 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $597,022 is recorded as a write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the nine months ended September 30, 2001.

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

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $541,995 and $397,946, respectively, or $0.55 and $0.40, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $99,364 and $124,009, respectively, or $0.10 and $0.13, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

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

Operating expenses were $113,524 and $194,198 for the three and six month periods ended June 30, 2001, respectively, compared to $38,340 and $71,568, respectively, for the same periods in 2000. In 2001, operating expenses included approximately $59,000 related to the Class Action Lawsuit discussed in
Note 8 to the financial statements herein. Other operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

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

At June 30, 2001, the Partnership was due aggregate future minimum lease payments of $182,275 from contractual lease agreements (see Note 4 to the financial statements). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third-party.

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

The outcome of the Class Action Lawsuit described in Note 8 to the accompanying financial statements, will be the principal factor in determining the future of the Partnership's operations. Commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.


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

                AMERICAN INCOME PARTNERS V-C LIMITED PARTNERSHIP

                                   FORM 10-Q/A

                           PART II.  OTHER INFORMATION






  Item 1.     Legal Proceedings
  .           Response:

  .           Refer to Note 8 to the financial statements herein.

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